Form 10-Q
period 1996-03-31
SMITH BARNEY HOLDINGS INC
filed 1996-05-14
CIK 911562

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                 --------------
                                    FORM 10-Q

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1996

                                       OR
[  ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from      to
                                                  ----    ----

                         Commission file number 1-12484


                           SMITH BARNEY HOLDINGS INC.
             (Exact name of registrant as specified in its charter)


                      Delaware                            06-1274088
        ------------------------------------          ------------------
        (State or other jurisdiction of               (I.R.S. Employer
        incorporation or organization)                Identification No.)


        388 Greenwich Street
         New York, New York                                        10013
        --------------------                                    ----------
        (Address of principal                                   (Zip Code)
           executive offices)


      Registrant's telephone number, including area code:   (212) 816-6000
                                                            --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes   X       No
                                         -------      -------

The registrant is a wholly owned subsidiary of Travelers Group Inc. As of the date hereof, 100 shares of the registrant's common stock, par value $.10 per share, were issued and outstanding.

                            REDUCED DISCLOSURE FORMAT

The registrant meets the conditions set forth in General Instructions H 1 (a) and (b) of Form 10-Q and therefore is filing this form with the reduced disclosure format contemplated thereby.

                   SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES

                                    FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1996




                                TABLE OF CONTENTS
                                -----------------



Part I.   FINANCIAL INFORMATION                                      Page Number
          ---------------------                                      -----------


  Item 1. Financial Statements:

            Condensed Consolidated Statements of Operations
              (Unaudited) - Three Months Ended
                March 31, 1996 and 1995                                        3

            Condensed Consolidated Statements of Financial Condition -
              March 31, 1996 (Unaudited) and December 31, 1995                 4

            Condensed Consolidated Statements of Cash Flows (Unaudited)-
              Three Months Ended March 31, 1996 and 1995                   5 - 6

            Notes to Condensed Consolidated Financial Statements
              (Unaudited)                                                 7 - 13


 Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                          14 - 18


Part II.  OTHER INFORMATION
          -----------------


 Item 1.  Legal  Proceedings                                                 19


 Item 6.  Exhibits and Reports on Form  8-K                                  19



Signatures                                                                   21

                   SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                  (In millions)



                                                   Three months ended

                                                        March 31,
                                                  -------------------

                                                  1996           1995
                                                  ----           ----
 Revenues:

   Commissions                                  $   605        $   448
   Principal trading                                283            282
   Investment banking                               273            116
   Asset management fees                            317            237
   Other                                             27             28
                                                -------        -------

     Total non-interest revenues                  1,505          1,111

   Interest and dividends                           445            407
   Interest expense                                 350            315
                                                -------        -------


     Net interest and dividends                      95             92
                                                -------        -------

     Net revenues                                 1,600          1,203
                                                -------        -------

 Expenses, excluding interest:

   Employee compensation and benefits               913            742
   Communications, occupancy and equipment          139            146
   Floor brokerage and other production              39             34
   Other operating and administrative
     expenses                                       143            106
                                                -------        -------

     Total expenses, excluding interest           1,234          1,028
                                                -------        -------


     Income before provision for income
       taxes                                        366            175

 Provision for income taxes                         143             76
                                                -------        -------

     Net income                                 $   223        $    99
                                                =======        =======








                   The accompanying notes are an integral part
              of these condensed consolidated financial statements.

                   SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                        (In millions, except share data)



                                                    March 31,     December 31,
    ASSETS                                             1996           1995
    ------                                         -----------    ------------

                                                   (Unaudited)

Cash and cash equivalents                           $   218        $   612

Cash segregated and on deposit
  for Federal and other regulations                   1,025          1,072


Securities purchased under agreements to resell      12,626         12,087

Deposits paid for securities borrowed                 8,690          7,514

Receivable from brokers and dealers                   2,239            510

Receivable from customers                             6,369          6,048


Securities owned, at market value                    10,345          8,984

Property, equipment and leasehold improvements,
  at cost, net of accumulated depreciation and
  amortization of $186 and $168, respectively           445            448

Excess of purchase price over fair value of net
  assets acquired, net of accumulated amortization
  of $63 and $61, respectively                          285            287

Other assets                                          2,628          3,397
                                                    -------        -------

                                                    $44,870        $40,959
                                                    =======        =======
 LIABILITIES AND STOCKHOLDER'S EQUITY
 ------------------------------------

Commercial paper and other short-term borrowings    $ 2,690        $ 2,955

Securities sold under agreements to repurchase       18,676         17,167

Deposits received for securities loaned               3,188          2,899

Payable to brokers and dealers                          659            227

Payable to customers                                  3,683          4,176

Securities sold not yet purchased, at market value    7,009          4,563

Notes payable                                         2,135          1,885

Accounts payable and accrued liabilities              4,134          4,389

Subordinated indebtedness                               222            224
                                                    -------        -------
                                                     42,396         38,485
                                                    -------        -------

Stockholder's equity:

  Common stock ($.10 par value, 1,000 shares authorized;
    100 shares issued and outstanding)

  Additional paid-in capital                          1,803          1,803

  Retained earnings                                     666            666

  Cumulative translation adjustment                       5              5
                                                    -------        -------

                                                      2,474          2,474
                                                    -------        -------

                                                    $44,870        $40,959
                                                    =======        =======


                   The accompanying notes are an integral part
              of these condensed consolidated financial statements.

                   SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                  (In millions)


                                                             Three months ended

                                                                  March 31,
                                                             ------------------
                                                             1996        1995
                                                             ----        ----


Cash flows from operating activities:

  Net income                                             $   223     $    99
  Adjustments to reconcile net income to cash
    (used in) provided by operating activities:
    Depreciation and amortization                             46          37
    Deferred tax provision                                    30           7
    Other                                                     (3)          9


  (Increase) decrease in operating assets:
    Cash segregated and on deposit for
      Federal and other regulations                           47         (66)
    Securities purchased under agreements to resell         (539)     (4,696)
    Deposits paid for securities borrowed                 (1,176)      7,818
    Receivable from brokers and dealers                   (1,729)         85
    Receivable from customers                               (321)      1,443
    Securities owned, at market value                     (1,361)     (1,154)
    Other assets                                             776         696

  Increase (decrease) in operating liabilities:
    Securities sold under agreements to repurchase         1,509       4,149
    Deposits received for securities loaned                  289      (3,713)
    Payable to brokers and dealers                           432        (911)
    Payable to customers                                    (493)     (3,841)
    Securities sold not yet purchased,
      at market value                                      2,446       2,853
    Accounts payable and accrued liabilities                (289)       (367)
                                                         -------     -------


      Cash (used in) provided by operating activities       (113)      2,448
                                                         -------     -------

Cash flows from investing activities:


  Purchase of property, equipment and
    leasehold improvements                                   (23)        (55)
  Other                                                      (53)        (50)
                                                         -------     -------


      Cash used in investing activities                      (76)       (105)
                                                         -------     -------





                            (continued on next page)

                   SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                  (In millions)
                                   (continued)


                                                           Three months ended

                                                              March 31,
                                                         -------------------

                                                            1996        1995
                                                            ----        ----

Cash flows from financing activities:


  Repayments of commercial paper
    and other short-term borrowings, net                 $  (265)    $(2,180)
  Proceeds from notes payable                                250         200
  Repayments of notes payable                                           (132)
  Repayments of subordinated indebtedness                     (2)       (153)
  Dividends paid to Travelers Group Inc.                    (186)        (40)
                                                         -------     -------

      Cash used in financing activities                     (203)     (2,305)
                                                         -------     -------


Effect of exchange rate changes on cash                       (2)          6
                                                         -------     -------

Net change in cash and cash equivalents                     (394)         44


Cash and cash equivalents, beginning of period               612         217
                                                         -------     -------

Cash and cash equivalents, end of period                 $   218     $   261
                                                         =======     =======



Supplemental disclosures of cash flow information:


Cash paid during the period for:

  Interest                                               $   353     $   312
                                                         =======     =======


  Income taxes                                           $    34     $    24
                                                         =======     =======


Dividends declared but not paid                          $   223     $    49
                                                         =======     =======








                   The accompanying notes are an integral part
              of these condensed consolidated financial statements.

                   SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                  (In millions)



1.   Basis of Presentation
     ---------------------

The accompanying condensed consolidated financial statements include the accounts of Smith Barney Holdings Inc., a wholly owned subsidiary of Travelers Group Inc., and its subsidiaries (the "Company"). The Company's principal operating subsidiary is Smith Barney Inc. ("Smith Barney"). All material intercompany balances and transactions have been eliminated. The interim condensed consolidated financial statements are unaudited; however, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation have been reflected.


These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.


Certain financial information that is normally included in financial statements prepared in accordance with generally accepted accounting principles but is not required for interim reporting purposes has been condensed or omitted. Certain reclassifications have been made to prior period amounts to conform to current period presentations.


2.   Securities, at Market Value
     ---------------------------


Securities consisted of the following:

                                          March 31,   December 31,
Securities owned                            1996          1995
- - ----------------                          ---------   ------------

  U.S. Government and agencies
    obligations                             $ 5,745         $4,224
  Corporate debt                              2,465          2,019
  Commercial paper and
    other short-term debt                       484            815
  State and municipal obligations               502            698
  Corporate convertibles, equities
    and other securities                      1,149          1,228
                                          ---------         ------

                                            $10,345         $8,984
                                            =======         ======

                   SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                  (In millions)



2.   Securities, at Market Value (Cont'd)
     ------------------------------------

                                          March 31,   December 31,
Securities sold not yet purchased           1996          1995
- - ---------------------------------         ---------   ------------

  U.S. Government and agencies
    obligations                              $5,901         $3,493
  Corporate debt                                365            385
  Corporate convertibles, equities
    and other securities                        743            685
                                             ------         ------


                                             $7,009         $4,563
                                             ======         ======


3.   Commercial Paper and Other Short-term Borrowings
     ------------------------------------------------


Commercial paper and other short-term borrowings include commercial paper, collateralized and uncollateralized borrowings used to finance operations, including the securities settlement process. The collateralized and uncollateralized borrowings bear interest at variable rates based primarily on the Federal Funds interest rate. Smith Barney's commercial paper program consists of both discounted and interest-bearing paper.

Commercial paper and other short-term borrowings consisted of the following:

                                         March 31,   December 31,
                                           1996          1995
                                         ---------   ------------


  Commercial paper                          $2,463         $2,401
  Uncollateralized borrowings                  227            399
  Collateralized borrowings                                   155
                                            ------         ------
                                            $2,690         $2,955
                                            ======         ======


In addition to the revolving credit agreements referenced in Note 4, the Company also has substantial borrowing arrangements consisting of facilities that the Company has been advised are available, but where no contractual lending obligation exists.

                   SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                  (In millions)



4.   Notes Payable and Subordinated Indebtedness
     -------------------------------------------

Notes payable consisted of the following:


                                         March 31,   December 31,
                                           1996          1995
                                         ---------   ------------
  5  3/8% Notes due 1996                    $  150         $  150
  7.4% Medium-term Note due 1996                50             50
  6% Notes due 1997                            200            200
  5  5/8% Notes due 1998                       150            150
  5  1/2% Notes due 1999                       200            200
  7  7/8% Notes due 1999                       150            150
  6  5/8% Notes due 2000                       150            150
  7.98% Notes due 2000                         200            200
  7% Notes due 2000                            150            150
  5  7/8% Notes due 2001                       250
  6  1/2% Notes due 2002                       150            150
  7.50% Notes due 2002                         150            150
  6  7/8% Notes due 2005                       175            175
  Other                                         10             10
                                            ------         ------

                                            $2,135         $1,885
                                            ======         ======


The Company has a $1,000 revolving credit agreement with a bank syndicate that extends through May 1998. The Company also has a $750 364-day revolving credit agreement that extends through May 1996. Any amounts outstanding on the 364-day revolving credit agreement's termination date of May 1996 are due in May 1997. As of March 31, 1996, there were no borrowings outstanding under either of these agreements.


The Company issued $250 aggregate principal amount of 5 7/8% Notes due February 1, 2001 during the first three months of 1996.


Subordinated indebtedness consists of deferred compensation of $222 and $224 at March 31, 1996, and December 31, 1995, respectively. These plans have various maturities, primarily ranging from 1996 to 2000, with interest based on the 30-day Treasury Bill rate.

                   SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                  (In millions)


5.   Derivative Financial Instruments
     --------------------------------

Derivative financial instruments traded by the Company include forwards, futures, swaps and options, whose value is based upon an underlying asset, index or reference rate, and generally represent future commitments to exchange currencies or cash flows, or to purchase or sell other financial instruments at specific terms at specified future dates. The Company uses derivative financial instruments in the normal course of its business to facilitate customer transactions, to manage exposure from loss due to interest rate, currency and market risk and in its proprietary activities. Trading activities are primarily generated by client order flow. To the extent that the Company's activities are related to servicing customer business, the objective is to minimize market risk as much as possible.

The Company's derivatives contracts are generally short-term, with a weighted average maturity of approximately five months at March 31, 1996 and seven months at December 31, 1995.

The notional or contractual amounts of these instruments, while appropriately not recorded in the financial statements, reflect the extent of the Company's involvement in these instruments, and are shown in the table below.

                                     Notional/Contract Amount
                                 March 31, 1996    December 31, 1995
                                -----------------  -----------------
                               Purchase    Sale    Purchase   Sale
                               --------    ----    --------   ----

Mortgage-backed
  contracts (TBA)              $12,613   $12,864   $ 6,907  $ 7,479

Forward contracts:
  Foreign currency             $12,790   $13,844   $ 6,127  $ 7,568
  Precious metals              $   415   $   414   $   465  $   465
  Interest rate and other                $   147            $   297

Futures contracts:
  Foreign currency             $ 1,740   $   705   $ 1,458  $    11
  Financial                    $   670   $   570   $ 2,889  $   493
  Commodities                  $     9   $     6   $     9  $     8


                                  Held    Written     Held   Written
                                  ----    -------     ----   -------
Options:
  Foreign currency             $ 4,070   $ 4,251   $ 3,266  $ 3,502
  Exchange-traded              $ 3,083   $   145   $ 2,201  $    62
  Interest rate caps,
    floors and swaptions       $   500   $ 1,242   $   550  $ 1,197
  OTC debt and equity          $   400   $   295   $   210  $   207


                                  Open Contracts      Open Contracts
                                  --------------      --------------
Interest rate and other swaps          $2,000             $2,305

                   SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                  (In millions)



5.   Derivative Financial Instruments (Cont'd)
     -----------------------------------------


Written foreign currency options consist of $2,120 and $2,131 of put and call contracts, respectively, at March 31, 1996 and $1,799 and $1,703 of put and call contracts, respectively, at December 31, 1995.

The Company's exposure to credit risk associated with counterparty non-performance is limited to the net replacement cost of over-the-counter contracts (including options held) in a gain position. Options written do not give rise to counterparty credit risk since they obligate the Company (not its counterparty) to perform. Exchange-traded financial instruments such as futures and options on futures generally do not give rise to significant counterparty exposure due to the margin requirements of the individual exchanges.


6.   Commitments and Contingencies
     -----------------------------

The Company trades "when-issued" fixed income securities, both to facilitate customer transactions and to hedge proprietary inventory positions. At March 31, 1996, the Company had commitments to purchase and sell $280 and $36, respectively, of when-issued fixed income securities. At December 31, 1995, the Company had commitments to purchase and sell $369 and $324, respectively, of when-issued fixed income securities.

The Company had outstanding commitments to underwrite variable rate municipal securities totaling $472 and $800 at March 31, 1996 and December 31, 1995, respectively; conditions of the offerings include bond insurance and liquidity support facilities.

At March 31, 1996 and December 31, 1995, the Company borrowed securities having a market value of $369 and $451, respectively, against which it pledged securities having a market value of $379 and $459, respectively.

The Company has entered into purchase agreements with various municipal issuers, whereby the Company has purchased securities for forward delivery. These securities have been sold to the public for the same forward delivery dates. The total value of these commitments at March 31, 1996 and December 31, 1995 was $543 and $475, respectively.


At March 31, 1996 and December 31, 1995, the Company had outstanding forward repurchase agreements totaling $1,354 and $1,200 respectively, and forward reverse repurchase agreements totaling $20 and $625, respectively. These commitments represent forward financing transactions with agreed upon interest rates and principal amounts.

                   SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                  (In millions)

6.   Commitments and Contingencies(Cont'd)
     -------------------------------------


In management's opinion, commitments outstanding will settle without a material adverse effect on the financial position or the results of operations of the Company.


The Company has been named as a defendant in legal actions relating to its operations, some of which seek damages of material or indeterminate amounts. In the opinion of management, based on consultation with legal counsel, these actions would not be likely to have a material adverse effect on the results of operations or the financial position or liquidity of the Company.

7.   Concentrations of Credit Risk
     -----------------------------


A substantial portion of the Company's securities and commodities transactions is collateralized and executed with and on behalf of commercial banks and other institutional investors, including other brokers and dealers. The Company's exposure to credit risk associated with the non-performance of these customers and counterparties in fulfilling their contractual obligations can be directly impacted by volatile or illiquid trading markets which may impair the ability of customers and counterparties to satisfy their obligations to the Company.


Substantially all of the collateral held by the Company for reverse repurchase agreements and bonds borrowed, which together represented 38% of total assets at March 31, 1996, consisted of securities issued by the U.S. Government or federal agencies. The Company's most significant counterparty concentrations are other brokers and dealers, commercial banks and institutional clients and other financial institutions. This concentration arises in the normal course of the Company's business.


8.   Net Capital Requirements
     ------------------------

Smith Barney, as a broker-dealer, is subject to the Uniform Net Capital Rule of the Securities and Exchange Commission (Rule 15c3-1). Under the alternative method permitted by this rule, net capital, as defined, shall not be less than 2% of aggregate debit items arising from customer transactions, as defined. At March 31, 1996, net capital of $989 exceeded the minimum requirement by $847.


The Robinson-Humphrey Company, Inc. ("RH Co."), a broker-dealer and a wholly owned subsidiary of Smith Barney, is also subject to Rule 15c3-1. Under the basic method permitted by this rule, RH Co., as a block positioner pursuant to Rule 97.30 of the New York Stock Exchange, Inc., is required to maintain net capital of $1. At March 31, 1996, RH Co.'s net capital, as defined, of $70 exceeded the minimum requirement by $69.

                   SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                  (In millions)



8.   Net Capital Requirements (Cont'd)
     ---------------------------------

Smith Barney Europe, Ltd., a United Kingdom registered broker-dealer and a wholly owned subsidiary of the Company, is subject to capital requirements of the Securities and Futures Authority ("SFA"). Financial resources, must exceed the financial resources requirement as defined by the SFA. At March 31, 1996, financial resources of $106 exceeded the minimum requirement by $85.

                   SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
Item 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

For the three months ended March 31, 1996 and 1995


Continued strength in the financial markets contributed to the Company's third consecutive quarter of record earnings. The Company reported net income of $223 million for the three months ended March 31, 1996 (the "1996 Quarter"), an increase of 125% from the $99 million reported for the three months ended March 31, 1995 (the "1995 Quarter"). Revenues, net of interest expense, increased 33% to a record $1,600 million in the 1996 Quarter compared to $1,203 million in the 1995 Quarter.


Commission revenues increased to a record $605 million in the 1996 Quarter, up 35% from the $448 million in the 1995 Quarter. The increase is a result of higher activity in the listed and over-the-counter securities markets as well as increased mutual fund sales.


Investment banking revenues increased 135% to a record $273 million in the 1996 Quarter compared to $116 million in the 1995 Quarter. The increase reflects strong volume in equity, high yield, and corporate debt underwritings, as well as fee income from merger and acquisition activity.


Principal trading revenues reached a record $283 million in the 1996 Quarter, up slightly from the $282 million reported in the 1995 Quarter. This was the result of strong performances in over-the-counter equities and taxable fixed income securities, offset by a decline in municipal trading.

Asset management fees rose to a record $317 million in the 1996 Quarter, an increase of 34% from the $237 million reported in the 1995 Quarter. The increase reflects growth in assets under management, which increased to a record $102.2 billion at March 31, 1996 compared to $82.1 billion at March 31, 1995. This increase also reflects fees associated with bringing in-house all the administrative functions for proprietary mutual funds and money funds in the third quarter of 1995.

Net interest and dividends increased 3% to $95 million for the 1996 Quarter compared to $92 million in the 1995 Quarter as a result of higher levels of interest-earning net assets.

Total expenses, excluding interest, increased 20% to $1,234 million in the 1996 Quarter compared to $1,028 million in the 1995 Quarter. This increase is primarily attributable to higher production-related compensation and benefits expense reflecting increased revenues of the Company. Employee compensation and benefits expense as a percentage of net revenues for the 1996 Quarter declined to 57.1% compared to 61.7% in the 1995 Quarter. The Company continues to maintain its focus on controlling fixed expenses, and its ratio of non-compensation expenses to net revenues stood at 20.1% in the 1996 Quarter compared to 23.8% in the 1995 Quarter.

                   SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS




The Company's business is significantly affected by the levels of activity in the securities markets. Many factors have an impact on securities markets including the level and trend of interest rates, the general state of the economy and the national and worldwide political environments. An increasing interest rate environment could have an adverse impact on the Company's businesses, including commissions (which are linked in part to the economic attractiveness of securities relative to time deposits) and investment banking (which is affected by the relative benefit to corporations and other entities of issuing debt and/or equity versus other avenues for raising capital). Such effects, however, could be at least partially offset by a strengthening U.S. economy that would include growth in the business sector -- accompanied by an increase in the demand for capital -- and an increase in the capacity of individuals to invest. A decline in interest rates could favorably impact the Company's business. The Company will continue to concentrate on building its asset management business, which tends to provide a more predictable and steady income stream than its other businesses. The Company continues to maintain tight expense controls that management believes will help the firm weather periodic downturns in market conditions.


The Company's principal business activities are, by their nature, highly competitive and subject to various risks, particularly volatile trading markets and fluctuations in the volume of market activity. While higher volatility can increase risk, it can also increase order flow, which drives many of the Company's businesses. Other market and economic conditions and the size, number and timing of transactions, may also affect net income. As a result, revenues and profitability can vary significantly from year to year, and from quarter to quarter.

                   SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



LIQUIDITY AND CAPITAL RESOURCES

The Company maintains a highly liquid balance sheet, with substantially all of its assets consisting of marketable securities and short-term collateralized receivables arising from securities transactions. The highly liquid nature of these assets provides the Company with flexibility in financing and managing its business. The Company monitors and evaluates the adequacy of its capital and borrowing base on a daily basis in order to allow for flexibility in its funding, to maintain liquidity, and to ensure that its capital base supports the regulatory capital requirements of its subsidiaries.


The Company funds its operations through the use of its equity, long-term borrowings, commercial paper, collateralized and uncollateralized borrowings (through both committed and uncommitted facilities), internally generated funds, repurchase transactions and securities lending arrangements. The maturities of borrowings generally correspond to the anticipated holding periods of the assets being financed. At March 31, 1996, there were $1,750 million in committed uncollateralized revolving lines of credit available, none of which were utilized. In addition, the Company has substantial borrowing arrangements consisting of facilities that the Company has been advised are available, but where no contractual lending obligation exists. These arrangements are reviewed on an ongoing basis to ensure flexibility in meeting the Company's short-term requirements.


During the first three months of 1996, the Company continued to increase its long-term funding by issuing on January 30, 1996, $250 million aggregate principal amount of 5 7/8% Notes due February 1, 2001. As of March 31, 1996, total long-term public debt was $2,125 million, of which $200 million will mature in 1996, compared with $1,875 million at December 31, 1995. As of May 10, 1996, the Company had $725 million available for issuance under a shelf registration statement filed with the Securities and Exchange Commission.


The Company's borrowing relationships are with a broad range of banks, financial institutions and other firms from which it draws funds. The volume of the Company's borrowings generally fluctuates in response to changes in the level of the Company's securities inventories, customer balances, the amount of reverse repurchase transactions outstanding (i.e., purchases of securities under agreements to resell the same security) and securities borrowed transactions.
As the Company's activities increase, borrowings generally increase to fund the additional activities. Availability of financing to the Company can vary depending upon market conditions, credit ratings, and the overall availability of credit to the securities industry.

                   SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The Company seeks to expand and diversify its funding mix as well as its creditor sources. Concentration levels for these sources, particularly for short-term lenders, are closely monitored both in terms of single investor limits and daily maturities. Commercial paper is marketed through the Company's own sales force as well as on a direct basis, thereby achieving a broader diversification.


The Company monitors liquidity by tracking asset levels, collateral and funding
availability to maintain flexibility to meet its financial commitments.   As a
policy, the Company attempts to maintain sufficient capital and funding sources in order to have the capacity to finance itself on a fully collateralized basis at all times, including periods of financial stress. In addition, the Company monitors its leverage and capital ratios on a daily basis. The Company's leverage ratio (total assets to equity) at March 31, 1996 and December 31, 1995 was 18.1x and 16.6x, respectively.


For significant transactions, the Company's credit review process includes an initial evaluation of the counterparty's creditworthiness, with periodic reviews of credit standing, and collateral and various other credit enhancements obtained in certain circumstances. The Company establishes general counterparty credit limits by product type, taking into account the perceived risk associated with the product. Increases to these credit limits are determined individually based on the underlying financial strength and management of the counterparty. The usage and resultant exposure from these credit limits are monitored daily by the Credit Analysis group.

ASSETS AND LIABILITIES


Asset and liability levels are primarily determined by order flow and can fluctuate depending upon economic and market conditions, customer demand and transactional volume.


The Company's total assets increased to $44.9 billion at March 31, 1996 from $41.0 billion at December 31, 1995. Securities owned, at market value and receivables from brokers and dealers increased due to trading activities, primarily in U.S. Government and agencies obligations. Increases in securities sold not yet purchased, at market value and securities sold under agreements to repurchase relate to the hedging of market risk and increased financing requirements associated with these increased trading activities. Deposits paid for securities borrowed were also impacted by higher levels of "conduit" transactions.


The Company engages in "matched book" transactions in government and mortgage-backed securities as well as "conduit" transactions in corporate equity and debt securities. These transactions are similar in nature. A "matched book" transaction involves a security purchased under an agreement to resell (i.e., reverse repurchase transaction) and simultaneously sold under an agreement to repurchase (i.e., repurchase transaction).

                   SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS




ASSETS AND LIABILITIES (Cont'd)

A "conduit" transaction involves the borrowing of a security from a counterparty and the simultaneous lending of the security to another counterparty. These transactions are reported gross in the Condensed Consolidated Statement of Financial Position and typically yield interest spreads ranging from 10 to 30 basis points. The interest spread results from the net of interest received on the reverse repurchase or security borrowed transaction and the interest paid on the corresponding repurchase or security loaned transaction. Interest rates charged or credited in these activities are usually based on current Federal Funds rates but can fluctuate based on security availability and other market conditions. The size of balance sheet positions resulting from these activities can vary significantly, depending primarily on levels of activity in the bond markets, but would not materially impact net income.


FUTURE APPLICATION OF ACCOUNTING STANDARDS

Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation ("FAS 123"), is effective for 1996 reporting. This statement addresses the accounting for the cost of stock-based compensation, such as stock options and restricted stock. FAS 123 permits either expensing the value of stock-based compensation over the period earned or disclosing in the financial statement footnotes the pro forma impact to net income as if the value of stock-based compensation awards had been expensed.
The value of awards would be measured at the grant date based upon estimated fair value, using option pricing models. The Company along with affiliated companies participates in stock option and other stock-based incentive plans sponsored by Travelers Group Inc. The Company has selected the disclosure alternative that requires such pro forma disclosures to be included in annual financial statements.

                                     PART II

Item 1.  Legal Proceedings

          For information concerning actions filed against a number of broker-dealers, including Smith Barney, relating to trading practices on the National Association of Securities Dealers Automated Quotation system, see the description that appears in the third paragraph of page 16 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994, and the last paragraph on page 10 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995, which description is incorporated by reference herein. A copy of the pertinent paragraphs are included as an exhibit to this Form 10-Q. In March 1996, plaintiffs filed a motion for class certification.

Item 6.  Exhibits and Reports on Form 8-K.

          (a)  Exhibits:

                    See Exhibit Index.

          (b)  Reports on Form 8-K:

          On January 17, 1996, the Company filed a Current Report on Form 8-K, dated January 16, 1996, reporting under Item 5 thereof the results of its operations for the three months and twelve months ended December 31, 1995, and certain other selected financial data.

          On January 29, 1996, the Company filed a Current Report on Form 8-K, dated January 25, 1996, filing certain exhibits under Item 7 thereof relating to the offer and sale of the Company's 5 7/8% Notes due February 1, 2001.

          No other reports on Form 8-K have been filed by the Company during the quarter ended March 31, 1996; however, on April 15, 1996 the Company filed a Current Report on Form 8-K dated April 15, 1996, reporting under Item 5 thereof the results of its operations for the three months ended March 31, 1996, and certain other selected financial data.

                                  EXHIBIT INDEX
                                  -------------

 Exhibit                                                             Filing
 Number    Description of Exhibit                                    Method
 ------    ----------------------                                    ------


 3.01 Restated Certificate of Incorporation of Smith Barney Holdings Inc. (the "Company") and the Certificate of Amendment thereto, effective June 1, 1994, incorporated by reference to Exhibit 3.01 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 1-12484) (the "Company's 1994 10-K").

 3.02      Restated By-Laws of the Company, as amended
           September 26, 1994, incorporated by reference to
           Exhibit 3.02 to the Company's 1994 10-K.

 12.01     Computation of ratio of earnings to fixed charges.        Electronic

 27.01     Financial Data Schedule.                                  Electronic

 99.01     The third paragraph of page 16 of the Company's           Electronic
           Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1994 (File No. 1-12484) and the last paragraph of page 10 of the Company's Annual
           Report on Form 10-K for the year ended December 31, 1995 (File No. 1-12484).


     The total amount of securities authorized pursuant to any instrument defining rights of holders of long-term debt of the Company does not exceed 10% of the total assets of the Company and its consolidated subsidiaries. The Company will furnish copies of any such instrument to the Commission upon request.

                                   SIGNATURES
                                   ----------





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                   SMITH BARNEY HOLDINGS INC.
                                   --------------------------
                                   (Registrant)





 Date: May  14,  1996          By:    /s/ Charles W. Scharf
                                   -----------------------------------
                                   Charles W. Scharf
                                   Vice President and Chief Financial Officer





                               By:    /s/ Michael J. Day
                                   -----------------------------------
                                   Michael J. Day
                                   Vice President and Controller

                                  EXHIBIT INDEX
                                  -------------

 Exhibit                                                             Filing
 Number    Description of Exhibit                                    Method
 ------    ----------------------                                    ------


 3.01 Restated Certificate of Incorporation of Smith Barney Holdings Inc. (the "Company") and the Certificate of Amendment thereto, effective June 1, 1994, incorporated by reference to Exhibit 3.01 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 1-12484) (the "Company's 1994 10-K").

 3.02      Restated By-Laws of the Company, as amended
           September 26, 1994, incorporated by reference to
           Exhibit 3.02 to the Company's 1994 10-K.

 12.01     Computation of ratio of earnings to fixed charges.        Electronic

 27.01     Financial Data Schedule.                                  Electronic

 99.01     The third paragraph of page 16 of the Company's           Electronic
           Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1994 (File No. 1-12484) and the last paragraph of page 10 of the Company's Annual
           Report on Form 10-K for the year ended December 31, 1995 (File No. 1-12484).


     The total amount of securities authorized pursuant to any instrument defining rights of holders of long-term debt of the Company does not exceed 10% of the total assets of the Company and its consolidated subsidiaries. The Company will furnish copies of any such instrument to the Commission upon request.