Form 10-Q
period 1996-06-30
SMITH BARNEY HOLDINGS INC
filed 1996-08-13
CIK 911562

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                 --------------
                                    FORM 10-Q

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

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

                   SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES

                                    FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 1996




                                TABLE OF CONTENTS
                                -----------------



Part I.   FINANCIAL INFORMATION                                      Page Number
          ---------------------                                      -----------


  Item 1. Financial Statements:

            Condensed Consolidated Statements of Operations
              (Unaudited) - Three and Six Months Ended
                June 30, 1996 and 1995                                         3

            Condensed Consolidated Statements of Financial Condition -
              June 30, 1996 (Unaudited) and December 31, 1995                  4

            Condensed Consolidated Statements of Cash Flows (Unaudited)-
              Six Months Ended June 30, 1996 and 1995                      5 - 6

            Notes to Condensed Consolidated Financial Statements
              (Unaudited)                                                 7 - 13


 Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                          14 - 19


Part II.  OTHER  INFORMATION
          ------------------


 Item 1.  Legal  Proceedings                                                  20

 Item 6.  Exhibits and Reports on Form 8-K                                    20



Signatures                                                                    22

                               SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                               (Unaudited)
                                              (In millions)



                                                Three months ended        Six months ended
                                                      June 30,                June 30,
                                                -------------------       ----------------
                                                 1996         1995         1996         1995
                                                 ----         ----         ----         ----

Revenues:
 Commissions                                   $  577       $  491       $1,182       $  939
 Principal trading                                265          225          543          507
 Investment banking                               298          226          576          342
 Asset management fees                            331          242          648          479
 Other                                             30           32           57           60
                                               ------       ------       ------       ------

   Total non-interest revenues                  1,501        1,216        3,006        2,327
                                               ------       ------       ------       ------

 Interest and dividends                           463          470          908          877
 Interest expense                                 363          373          713          688
                                               ------       ------       ------       ------

   Net interest and dividends                     100           97          195          189
                                               ------       ------       ------       ------

   Net revenues                                 1,601        1,313        3,201        2,516
                                               ------       ------       ------       ------

Expenses, excluding interest:

 Employee compensation and benefits               898          788        1,811        1,530
 Communications, occupancy and equipment          139          147          278          293
 Floor brokerage and other production              35           33           74           67
 Other operating and administrative expenses      155          115          298          221
                                               ------       ------       ------       ------

   Total expenses, excluding interest           1,227        1,083        2,461        2,111
                                               ------       ------       ------       ------

   Income before provision for income taxes       374          230          740          405

Provision for income taxes                        145           97          288          173
                                               ------       ------       ------       ------

 Net income                                    $  229       $  133       $  452       $  232
                                               ======       ======       ======       ======





                               The accompanying notes are an integral part
                          of these condensed consolidated financial statements.

                               SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                     (In millions, except share data)

                                                         June 30,           December 31,
      ASSETS                                               1996                 1995
      ------                                           -----------          ------------
                                                       (Unaudited)
Cash and cash equivalents                                 $   259              $   612

Cash segregated and on deposit
  for Federal and other regulations                         1,068                1,072

Securities purchased under agreements to resell            12,461               12,087

Deposits paid for securities borrowed                       8,785                7,514

Receivable from brokers and dealers                           446                  510

Receivable from customers                                   6,769                6,048

Securities owned, at market value                          10,851                8,984

Property, equipment and leasehold improvements,
  at cost, net of accumulated depreciation and
  amortization of $203 and $168, respectively                 437                  448

Excess of purchase price over fair value of net
  assets acquired, net of accumulated amortization
  of $65 and $61, respectively                                283                  287

Other assets                                                2,591                3,397
                                                          -------              -------

                                                          $43,950              $40,959
                                                          =======              =======
     LIABILITIES AND STOCKHOLDER'S EQUITY
     ------------------------------------

Commercial paper and other short-term borrowings          $ 3,483              $ 2,955

Securities sold under agreements to repurchase             18,421               17,167

Deposits received for securities loaned                     3,172                2,899

Payable to brokers and dealers                                147                  227

Payable to customers                                        3,346                4,176

Securities sold not yet purchased, at market value          6,282                4,563

Notes payable                                               1,985                1,885

Accounts payable and accrued liabilities                    4,340                4,389

Subordinated indebtedness                                     246                  224
                                                          -------              -------

                                                           41,422               38,485
                                                          -------              -------
Stockholder's equity:

  Common stock ($.10 par value, 1,000 shares authorized;
    100 shares issued and outstanding)

  Additional paid-in capital                                1,803                1,803

  Retained earnings                                           720                  666

  Cumulative translation adjustment                             5                    5
                                                          -------              -------

                                                            2,528                2,474
                                                          -------              -------

                                                          $43,950              $40,959
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

                               SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (Unaudited)
                                              (In millions)

                                                                  Six months ended
                                                                       June 30,
                                                                 ------------------
                                                                 1996            1995
                                                                 ----            ----
Cash flows from operating activities:

  Net income                                                 $   452          $   232
  Adjustments to reconcile net income to cash
    (used in) provided by operating activities:
    Depreciation and amortization                                 91               76
    Deferred tax (benefit) provision                               2              (22)
    Other                                                         17               16

  (Increase) decrease in operating assets:
    Cash segregated and on deposit for
      Federal and other regulations                                4               (1)
    Securities purchased under agreements to resell             (374)          (3,911)
    Deposits paid for securities borrowed                     (1,271)           9,515
    Receivable from brokers and dealers                           64             (171)
    Receivable from customers                                   (721)           1,834
    Securities owned, at market value                         (1,867)          (1,193)
    Other assets                                                 825              782

  Increase (decrease) in operating liabilities:
    Securities sold under agreements to repurchase             1,254            3,336
    Deposits received for securities loaned                      273           (4,000)
    Payable to brokers and dealers                               (80)            (905)
    Payable to customers                                        (830)          (3,897)
    Securities sold not yet purchased,
      at market value                                          1,719              690
    Accounts payable and accrued liabilities                     (50)             128
                                                             -------          -------

      Cash (used in) provided by operating activities           (492)           2,509
                                                            --------          -------

Cash flows from investing activities:

  Purchase of property, equipment and
    leasehold improvements                                       (43)            (103)
  Other                                                          (55)            ( 50)
                                                             -------         --------

      Cash used in investing activities                          (98)            (153)
                                                             -------          -------

                                         (continued on next page)

                               SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (Unaudited)
                                              (In millions)
                                               (continued)


                                                                  Six Months ended
                                                                       June 30,
                                                                  -----------------
                                                                  1996         1995
                                                                  ----         ----

Cash flows from financing activities:
  Proceeds from (repayments of) commercial paper
    and other short-term borrowings, net                       $   528       $(2,120)
  Proceeds from notes payable                                      250           675
  Repayments of notes payable                                     (150)         (408)
  Proceeds  from subordinated indebtedness                          26
  Repayments of subordinated indebtedness                           (4)         (155)
  Dividends paid to Travelers Group Inc.                          (409)          (89)
                                                               -------       -------

      Cash provided by (used in) financing activities              241        (2,097)
                                                               -------       -------

Effect of exchange rate changes on cash                             (4)            1
                                                               -------       -------

Net change in cash and cash equivalents                           (353)          260

Cash and cash equivalents, beginning of period                     612           217
                                                               -------       -------

Cash and cash equivalents, end of period                       $   259       $   477
                                                               =======       =======


Supplemental disclosures of cash flow information:

Cash paid during the period for:

  Interest                                                     $   706       $   657
                                                               =======       =======

  Income taxes                                                 $   243       $   130
                                                               =======       =======


Dividends declared but not paid                                $   175       $    67
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


2.   Securities, at Market Value
     ---------------------------

Securities consisted of the following:

                                           June 30,   December 31,
Securities owned                             1996         1995
- ----------------                          ---------   ------------

  U.S. Government and agencies
    obligations                           $ 6,021        $ 4,224
  Corporate debt                            2,241          2,019
  Commercial paper and
    other short-term debt                     613            815
  State and municipal obligations             701            698
  Corporate convertibles, equities
    and other securities                    1,275          1,228
                                          -------        -------

                                          $10,851        $ 8,984
                                          =======        =======

                   SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                  (In millions)


2.   Securities, at Market Value (Cont'd)
     ------------------------------------

                                         June 30,   December 31,
Securities sold not yet purchased          1996         1995
- ---------------------------------       ---------   ------------

  U.S. Government and agencies
    obligations                            $5,253         $3,493
  Corporate debt                              370            385
  Corporate convertibles, equities
    and other securities                      659            685
                                           ------         ------

                                           $6,282         $4,563
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

Commercial paper and other short-term borrowings consisted of the following:

                                          June 30,   December 31,
                                            1996         1995
                                         ---------   ------------

  Commercial paper                          $3,205         $2,401
  Uncollateralized borrowings                  278            399
  Collateralized borrowings                                   155
                                            ------         ------
                                            $3,483         $2,955
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

                   SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                  (In millions)


4.   Notes Payable and Subordinated Indebtedness
     -------------------------------------------

Notes payable consisted of the following:

                                          June 30,   December 31,
                                            1996         1995
                                         ---------   ------------
  5  3/8% Notes due 1996                    $              $  150
  7.4% Medium-term Note due 1996                50             50
  6% Notes due 1997                            200            200
  5  5/8% Notes due 1998                       150            150
  5  1/2% Notes due 1999                       200            200
  7  7/8% Notes due 1999                       150            150
  6  5/8% Notes due 2000                       150            150
  7.98% Notes due 2000                         200            200
  7% Notes due 2000                            150            150
  5  7/8% Notes due 2001                       250
  6  1/2% Notes due 2002                       150            150
  7.50% Notes due 2002                         150            150
  6  7/8% Notes due 2005                       175            175
  Other                                         10             10
                                            ------         ------

                                            $1,985         $1,885
                                            ======         ======

The Company has a $1,000 revolving credit agreement with a bank syndicate that extends through May 1999. The Company also has a $500 364-day revolving credit agreement that extends through May 1997. As of June 30, 1996, there were no borrowings outstanding under either of these agreements.

Subordinated indebtedness consists of deferred compensation of $246 and $224 at June 30, 1996, and December 31, 1995, respectively. These deferred compensation plans have various maturities, primarily ranging from 1996 to 2000, with interest based on the 30-day Treasury Bill rate.

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

The Company's derivatives contracts are generally short-term, with a weighted average maturity of approximately seven months at June 30, 1996 and December 31, 1995.

The notional or contractual amounts of these instruments, while appropriately not recorded in the financial statements, reflect the extent of the Company's involvement in these instruments, and are shown in the table below.


                                       Notional/Contract Amount
                                 June 30, 1996      December 31, 1995
                                ----------------    -----------------
                               Purchase     Sale     Purchase    Sale
                               --------     ----     --------    ----
Mortgage-backed
  contracts (TBA)               $ 9,826   $10,564    $ 6,907   $ 7,479

Forward contracts:
  Foreign currency              $12,503   $13,406    $ 6,127   $ 7,568
  Precious metals               $   421   $   420    $   465   $   465
  Interest rate and other                 $   350              $   297
Futures contracts:
  Foreign currency              $ 1,315   $   524    $ 1,458   $    11
  Financial                     $ 2,802   $   571    $ 2,889   $   493
  Commodities                   $     5   $     7    $     9   $     8

                                 Held    Written       Held    Written
                                 ----    -------       ----    -------
Options:
  Foreign currency              $ 5,982   $ 6,184    $ 3,266   $ 3,502
  Exchange-traded               $ 2,019   $    49    $ 2,201   $    62
  Interest rate caps,
    floors and swaptions        $   926   $ 1,995    $   550   $ 1,197
  OTC debt and equity           $   225   $   199    $   210   $   207

                                 Open Contracts        Open Contracts
                                 --------------        --------------

Interest rate and other swaps        $2,912                $2,305

                   SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                  (In millions)


5.   Derivative Financial Instruments (Cont'd)
     -----------------------------------------

Written foreign currency options consist of $2,668 and $3,516 of put and call contracts, respectively, at June 30, 1996 and $1,799 and $1,703 of put and call contracts, respectively, at December 31, 1995.

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

6.   Commitments and Contingencies
     -----------------------------

The Company trades "when-issued" fixed income securities, both to facilitate customer transactions and to hedge proprietary inventory positions. At June 30, 1996, the Company had commitments to purchase and sell $305 and $700, respectively, of when-issued fixed income securities. At December 31, 1995, the Company had commitments to purchase and sell $369 and $324, respectively, of when-issued fixed income securities.

The Company had outstanding commitments to underwrite variable rate municipal securities totaling $346 and $800 at June 30, 1996 and December 31, 1995, respectively; conditions of the offerings include bond insurance and liquidity support facilities.

At June 30, 1996 and December 31, 1995, the Company borrowed securities having a market value of $971 and $451, respectively, against which it pledged securities having a market value of $985 and $459, respectively.

The Company has entered into purchase agreements with various municipal issuers, whereby the Company has purchased securities for forward delivery. These securities have been sold to the public for the same forward delivery dates.
The total value of these commitments at June 30, 1996 and December 31, 1995 was $593 and $475, respectively.

At June 30, 1996 and December 31, 1995, the Company had outstanding forward repurchase agreements totaling $600 and $1,200 respectively, and forward reverse repurchase agreements totaling $1,650 and $625, respectively. These commitments represent forward financing transactions with agreed upon interest rates and principal amounts.

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

Substantially all of the collateral held by the Company for reverse repurchase agreements and bonds borrowed, which together represented 39% of total assets at June 30, 1996, consisted of securities issued by the U.S. Government or federal agencies. The Company's most significant counterparty concentrations are other brokers and dealers, commercial banks and institutional clients and other financial institutions. This concentration arises in the normal course of the Company's business.

8.   Net Capital Requirements
     ------------------------

Smith Barney, as a broker-dealer, is subject to the Uniform Net Capital Rule of the Securities and Exchange Commission (Rule 15c3-1). Under the alternative method permitted by this rule, net capital, as defined, shall not be less than 2% of aggregate debit items arising from customer transactions, as defined. At June 30, 1996, Smith Barney's net capital of $1,124 exceeded the minimum requirement by $978.

The Robinson-Humphrey Company, Inc. ("RH Co."), a broker-dealer and a wholly owned subsidiary of Smith Barney, is also subject to Rule 15c3-1. Under the basic method permitted by this rule, RH Co., as a block positioner pursuant to Rule 97.30 of the New York Stock Exchange, Inc., is required to maintain net capital of $1. At June 30, 1996, RH Co.'s net capital, as defined, of $77 exceeded the minimum requirement by $76.

                   SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                  (In millions)


8.   Net Capital Requirements (Cont'd)
     ---------------------------------

Smith Barney Europe, Ltd., a United Kingdom registered broker-dealer and a wholly owned subsidiary of the Company ("Smith Barney Europe"), is subject to capital requirements of the Securities and Futures Authority ("SFA"). Financial resources must exceed the financial resources requirement as defined by the SFA. At June 30, 1996, Smith Barney Europe's financial resources of $101 exceeded the minimum requirement by $75.

                   SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
Item 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

For the three months ended June 30, 1996 and  1995

The Company reported net income of $229 million for the three months ended June 30, 1996 (the "1996 Quarter"), an increase of 72% from the $133 million reported for the three months ended June 30, 1995 (the "1995 Quarter"). This represented the Company's fourth consecutive quarter of record earnings. Return on equity reached a record 36.6% in the 1996 Quarter, up from 22.3% in the 1995 Quarter. Pre-tax profit margin increased to 23.4% in the 1996 Quarter compared to 17.5% in the 1995 Quarter. Revenues, net of interest expense, increased 22% to a record $1,601 million in the 1996 Quarter compared to $1,313 million in the 1995 Quarter.

Commission revenues increased to $577 million in the 1996 Quarter, up 18% from the $491 million in the 1995 Quarter. The increase is a result of strong activity in the listed and over-the-counter securities markets as well as increased mutual fund sales.

Principal trading revenues increased to $265 million in the 1996 Quarter, up 18% from the $225 million reported in the 1995 Quarter, with particular strength in over-the-counter equities and municipal trading.

Investment banking revenues increased 32% to a record $298 million in the 1996 Quarter compared to $226 million in the 1995 Quarter. The increase reflects strong volume in equity, high yield, corporate debt and public finance underwritings, as well as fee income from merger and acquisition advisory activity.

Asset management fees rose to a record $331 million in the 1996 Quarter, an increase of 37% from the $242 million reported in the 1995 Quarter. The increase reflects growth in assets under management, which increased to a record $103.7 billion at June 30, 1996 compared to $87.4 billion at June 30, 1995.
This increase also reflects fees associated with bringing in-house all the administrative functions for proprietary mutual funds and money funds in the third quarter of 1995.

Net interest and dividends increased 3% to $100 million for the 1996 Quarter compared to $97 million in the 1995 Quarter primarily due to increased margin lending to clients.

Total expenses, excluding interest, increased 13% to $1,227 million in the 1996 Quarter compared to $1,083 million in the 1995 Quarter. This increase is primarily attributable to higher production related compensation and benefits expense. Employee compensation and benefits expense, as a percentage of net revenues, for the 1996 Quarter declined to 56.1% compared to 60.0% in the 1995 Quarter and the ratio of non-compensation expenses to net revenues stood at 20.6% in the 1996 Quarter compared to 22.5% in the 1995 Quarter. The Company continues to maintain its focus on controlling fixed expenses.

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

For the six months ended June 30, 1996 and 1995

The Company reported net income of $452 million for the six months ended June 30, 1996 (the "1996 Period"), an increase of 95% from the $232 million reported for the six months ended June 30, 1995 (the "1995 Period"). Return on equity reached 36.3% in the 1996 Period compared to 19.6% in the 1995 Period. Pre-tax profit margin increased to 23.1% in the 1996 Period compared to 16.1% in the 1995 Period. Revenues, net of interest expense, increased 27% to $3,201 million in the 1996 Period compared to $2,516 million in the 1995 Period.

Commission revenues increased 26% to $1,182 million in the 1996 Period compared to $939 million in the 1995 Period. This increase reflects strong activity in listed and over-the-counter securities as well as mutual fund sales.

Principal trading revenues increased 7% to $543 million in the 1996 Period compared to $507 million in the 1995 Period. This increase is a result of a strong performance in over-the-counter equities offset by a decline in municipal trading.

Investment banking revenues increased 68% to $576 million in the 1996 Period compared to $342 million in the 1995 Period. The increase reflects strong volume in equity, high yield, corporate debt, and public finance underwritings, as well as fee income from merger and acquisition advisory activity.

                   SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS




Asset management fees increased 35% to $648 million in the 1996 Period compared to $479 million in the 1995 Period. This increase reflects growth in assets under management which increased to a record $103.7 billion at June 30, 1996 compared to $87.4 billion at June 30, 1995. This increase also reflects fees associated with bringing in-house all the administrative functions for proprietary mutual funds and money funds in the third quarter of 1995.

Net interest and dividends increased 3% to $195 million in the 1996 Period compared to $189 million in the 1995 Period primarily due to increased margin lending to clients.

Total expenses, excluding interest, increased 17% to $2,461 million for the 1996 Period compared to $2,111 million in the 1995 Period. This increase is primarily the result of higher production related employee compensation and benefits expense. Employee compensation and benefits expense as a percentage of net revenues for the 1996 Period declined to 56.6% compared to 60.8% in the 1995 Period and the ratio of non-compensation expenses to net revenues stood at 20.3% in the 1996 Period compared to 23.1% in the 1995 Period. The Company continues to maintain its focus on controlling fixed expenses.

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

The Company funds its operations through the use of its equity, long-term borrowings, commercial paper, collateralized and uncollateralized borrowings (through both committed and uncommitted facilities), internally generated funds, repurchase transactions and securities lending arrangements. The maturities of borrowings generally correspond to the anticipated holding periods of the assets being financed. At June 30, 1996, there were $1,500 million in committed uncollateralized revolving lines of credit available, none of which were utilized. In addition, the Company has substantial borrowing arrangements consisting of facilities that the Company has been advised are available, but where no contractual lending obligation exists. These arrangements are reviewed on an ongoing basis to ensure flexibility in meeting the Company's short-term requirements.

                   SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


As of June 30, 1996, total long-term public debt was $1,975 million, of which $50 million will mature in 1996, compared to total long-term public debt of $1,875 million at December 31, 1995. As of August 6, 1996, the Company had $725 million available for issuance under a shelf registration statement filed with the Securities and Exchange Commission.

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

The Company seeks to expand and diversify its funding mix as well as its creditor sources. Concentration levels for these sources, particularly for short-term lenders, are closely monitored both in terms of single investor limits and daily maturities. Commercial paper is marketed through the Company's own sales force as well as on a direct basis, thereby achieving a broader investor diversification.

The Company monitors liquidity by tracking asset levels, collateral and funding availability to maintain flexibility to meet its financial commitments. As a policy, the Company attempts to maintain sufficient capital and funding sources in order to have the capacity to finance itself on a fully collateralized basis at all times, including periods of financial stress. In addition, the Company monitors its leverage and capital ratios on a daily basis. The Company's leverage ratio (total assets to equity) at June 30, 1996 and December 31, 1995 was 17.4x and 16.6x, respectively.

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

                   SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


ASSETS AND LIABILITIES (Cont'd)

The Company's total assets increased to $43.9 billion at June 30, 1996 from $41.0 billion at December 31, 1995. Securities owned at market value increased due to trading activities, primarily in U.S. Government and agencies obligations. Increases in securities sold not yet purchased, at market value and securities sold under agreements to repurchase relate to the hedging of market risk and increased financing requirements associated with this increased trading activity. Deposits paid for securities borrowed and deposits received for securities loaned were also impacted by higher levels of "conduit" transactions.

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

                   SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



FUTURE APPLICATION OF ACCOUNTING STANDARDS (Cont'd)

In June 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities ("FAS 125"). FAS 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. These standards are based on consistent application of a financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. FAS 125 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. This Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and is to be applied prospectively. Earlier or retroactive application is not permitted. The Company is currently evaluating the impact of this statement.

                           PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings.

                       For information concerning a class action filed purportedly on behalf of a class of persons who purchased debt instruments issued by Orange County California or other public entities located therein, see the description that appears in the second paragraph of page 2 of the Company's Current Report on Form 8-K, dated February 23, 1995 and filed February 24, 1995, which description is incorporated by reference herein. A copy of the pertinent paragraph is included as an exhibit to this Form 10-Q. The parties have reached a settlement of this action, and a hearing on court approval of the settlement is scheduled for December 1996.


Item 6.  Exhibits and Reports on Form 8-K.

               (a)  Exhibits:

                       See Exhibit Index.

               (b)  Reports on Form 8-K:

                       On April 15, 1996, the Company filed a Current Report on Form 8-K, dated April 15, 1996, reporting under Item 5 thereof the results of its operations for the three months ended March 31, 1996, and certain other selected financial data.

                       No other reports on Form 8-K have been filed by the Company during the quarter ended June 30, 1996; however, on July 15, 1996 the Company filed a Current Report on Form 8-K dated July 15, 1996, reporting under
Item 5 thereof the results of its operations for the three months and six months ended June 30, 1996, and certain other selected financial data; on August 7, 1996 the Company filed a Current Report on Form 8-K, dated August 7, 1996 reporting under Item 5 thereof certain additional information regarding legal proceedings involving the Company; and on August 9, 1996, the Company filed a Current Report on Form 8-K, dated August 7, 1996 filing certain exhibits under
Item 7 thereof relating to the offer and sale of the Company's S&P 500 Equity Linked Notes due August 13, 2001.

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

 3.02     Restated By-Laws of the Company, as amended September
          26, 1994, incorporated by reference to Exhibit 3.02 to the Company's 1994 10-K.

 12.01    Computation of ratio of earnings to fixed charges.         Electronic

 27.01    Financial Data Schedule.                                   Electronic

 99.01    The second paragraph of page 2 of the Company's            Electronic
          Current Report on Form 8-K dated February 23, 1995 and filed February 24, 1995 (File No. 1-12484).



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



                               SMITH BARNEY HOLDINGS INC.
                               --------------------------
                               (Registrant)




 Date: August 13, 1996         By:    /s/ Charles W. Scharf
                                   -----------------------------------
                                   Charles W. Scharf
                                   Vice President and Chief Financial
                                   Officer





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

 3.02     Restated By-Laws of the Company, as amended September
          26, 1994, incorporated by reference to Exhibit 3.02 to the Company's 1994 10-K.

 12.01    Computation of ratio of earnings to fixed charges.         Electronic

 27.01    Financial Data Schedule.                                   Electronic

 99.01    The second paragraph of page 2 of the Company's            Electronic
          Current Report on Form 8-K dated February 23, 1995 and filed February 24, 1995 (File No. 1-12484).



     The total amount of securities authorized pursuant to any instrument defining rights of holders of long-term debt of the Company does not exceed 10% of the total assets of the Company and its consolidated subsidiaries. The Company will furnish copies of any such instrument to the Commission upon request.