Form 10-Q
period 1996-09-30
SMITH BARNEY HOLDINGS INC
filed 1996-11-12
CIK 911562

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    ---------

                                    FORM 10-Q

       [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

                                       OR

       [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from ____ to ____


                         Commission file number 1-12484


                           SMITH BARNEY HOLDINGS INC.
             (Exact name of registrant as specified in its charter)


            Delaware                                             06-1274088
-------------------------------                              ----------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)


    388 Greenwich Street
     New York, New York                                             10013
   ----------------------                                           -----
   (Address of principal                                          (Zip Code)
    executive offices)


       Registrant's telephone number, including area code: (212) 816-6000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes X   No
                                        ---    ---

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

                                    FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1996


                                TABLE OF CONTENTS


Part I.    FINANCIAL INFORMATION                                     Page Number
           ---------------------                                     -----------


  Item 1.  Financial Statements:

             Condensed Consolidated Statements of Operations
               (Unaudited) - Three and Nine Months Ended
                 September 30, 1996 and 1995                                   3

             Condensed Consolidated Statements of Financial Condition -
               September 30, 1996 (Unaudited) and December 31, 1995            4

             Condensed Consolidated Statements of Cash Flows
               (Unaudited) - Nine Months Ended September
               30, 1996 and 1995                                           5 - 6

             Notes to Condensed Consolidated Financial Statements
               (Unaudited)                                                7 - 13


  Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                         14 - 18


Part II.   OTHER INFORMATION


  Item 1.  Legal Proceedings                                                  19


  Item 6.  Exhibits and Reports on Form 8-K                              19 - 20


Exhibit Index                                                                 21


Signatures                                                                    22

                   SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                  (In millions)

                                         Three months ended    Nine Months ended
                                             September 30,        September 30,
                                         ------------------     ----------------
                                             1996     1995        1996     1995
                                             ----     ----        ----     ----
Revenues:

  Commissions                               $  498   $  536      $1,680   $1,475
  Principal trading                            243      255         786      762
  Investment banking                           288      243         864      585
  Asset management fees                        343      272         991      751
  Other                                         22       24          79       84
                                            ------   ------      ------   ------

    Total non-interest revenues              1,394    1,330       4,400    3,657
                                            ------   ------      ------   ------

  Interest and dividends                       488      434       1,396    1,311
  Interest expense                             382      341       1,095    1,029
                                            ------   ------      ------   ------

    Net interest and dividends                 106       93         301      282
                                            ------   ------      ------   ------

    Net revenues                             1,500    1,423       4,701    3,939
                                            ------   ------      ------   ------

Expenses, excluding interest:

  Employee compensation and benefits           844      829       2,655    2,359
  Communications, occupancy and equipment      142      143         420      436
  Floor brokerage and other production          37       35         111      102
  Other operating and administrative
    expenses                                   136      116         434      337
                                            ------   ------      ------   ------

    Total expenses, excluding interest       1,159    1,123       3,620    3,234
                                            ------   ------      ------   ------

    Income before provision for income
      taxes                                    341      300       1,081      705

Provision for income taxes                     134      123         422      296
                                            ------   ------      ------   ------

  Net income                                $  207   $  177      $  659   $  409
                                            ======   ======      ======   ======

                  The accompanying notes are an integral part
             of these condensed consolidated financial statements.

                   SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                        (In millions, except share data)


                                                    September 30,   December 31,
         ASSETS                                          1996          1995
         ------                                     -------------   ------------
                                                      (Unaudited)

Cash and cash equivalents                                 $   264        $   612

Cash segregated and on deposit
  for Federal and other regulations                         1,123          1,072

Securities purchased under agreements to resell            14,130         12,087

Deposits paid for securities borrowed                       9,018          7,514

Receivable from brokers and dealers                           742            510

Receivable from customers                                   6,565          6,048

Securities owned, at market value                          10,806          8,984

Property, equipment and leasehold improvements,
  at cost, net of accumulated depreciation and
  amortization of $225 and $168, respectively                 445            448

Excess of purchase price over fair value of net
  assets acquired, net of accumulated amortization
  of $67 and $61, respectively                                281            287

Other assets                                                2,611          3,397
                                                          -------        -------

                                                          $45,985        $40,959
                                                          =======        =======
        LIABILITIES AND STOCKHOLDER'S EQUITY
        ------------------------------------

Commercial paper and other short-term borrowings          $ 2,781        $ 2,955

Securities sold under agreements to repurchase             18,683         17,167

Deposits received for securities loaned                     4,650          2,899

Payable to brokers and dealers                                204            227

Payable to customers                                        3,575          4,176

Securities sold not yet purchased, at market value          6,812          4,563

Notes payable                                               2,026          1,885

Accounts payable and accrued liabilities                    4,374          4,389

Subordinated indebtedness                                     245            224
                                                          -------        -------

                                                           43,350         38,485
                                                          -------        -------
Stockholder's equity:

  Common stock ($.10 par value, 1,000 shares authorized; 100 shares issued and outstanding)

  Additional paid-in capital                                1,803          1,803

  Retained earnings                                           827            666

  Cumulative translation adjustment                             5              5
                                                          -------        -------
                                                            2,635          2,474
                                                          -------        -------
                                                          $45,985        $40,959
                                                          =======        =======

                   The accompanying notes are an integral part
              of these condensed consolidated financial statements.

                   SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                  (In millions)
                                                             Nine months ended
                                                                September 30,
                                                           ---------------------
                                                               1996      1995
                                                               ----      ----
Cash flows from operating activities:

  Net income                                                $   659     $   409
  Adjustments to reconcile net income to cash
   provided by operating activities:
    Depreciation and amortization                               138         115
    Deferred tax (benefit) provision                             14          (3)

  (Increase) decrease in operating assets:
    Cash segregated and on deposit for
      Federal and other regulations                             (51)        (84)
    Securities purchased under agreements to resell          (2,043)     (3,723)
    Deposits paid for securities borrowed                    (1,504)      9,789
    Receivable from brokers and dealers                        (232)         50
    Receivable from customers                                  (517)      1,616
    Securities owned, at market value                        (1,822)     (2,116)
    Other assets                                                772         832

  Increase (decrease) in operating liabilities:
    Securities sold under agreements to repurchase            1,516       2,614
    Deposits received for securities loaned                   1,751      (3,419)
    Payable to brokers and dealers                              (23)       (973)
    Payable to customers                                       (601)     (3,817)
    Securities sold not yet purchased,
      at market value                                         2,249         815
    Accounts payable and accrued liabilities                     77         168
                                                            -------     -------

      Cash provided by operating activities                     383       2,273
                                                            -------     -------

Cash flows from investing activities:

  Purchase of property, equipment and
    leasehold improvements                                      (72)       (130)
  Other                                                         (58)        (53)
                                                            -------     -------

      Cash used in investing activities                        (130)       (183)
                                                            -------     -------

                            (continued on next page)

                   SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                  (In millions)
                                   (continued)

                                                             Nine Months ended
                                                               September 30,
                                                           ---------------------
                                                              1996       1995
                                                              ----       ----

Cash flows from financing activities:

  Repayments of commercial paper
    and other short-term borrowings, net                    $  (174)    $(1,903)
  Proceeds from notes payable                                   291         675
  Repayments of notes payable                                  (150)       (408)
  Proceeds from subordinated indebtedness                        26
  Repayments of subordinated indebtedness                        (5)       (157)
  Dividends paid to Travelers Group Inc.                       (584)       (156)
                                                            -------     -------

      Cash used in financing activities                        (596)     (1,949)
                                                            -------     -------

Effect of exchange rate changes on cash                          (5)          1
                                                            -------     -------

Net change in cash and cash equivalents                        (348)        142

Cash and cash equivalents, beginning of period                  612         217
                                                            -------     -------

Cash and cash equivalents, end of period                    $   264     $   359
                                                            =======     =======


Supplemental disclosures of cash flow information:

Cash paid during the period for:

  Interest                                                  $ 1,075     $ 1,019
                                                            =======     =======

  Income taxes                                              $   457     $   217
                                                            =======     =======


Dividends declared but not paid                             $   100     $   133
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

2.   Securities, at Market Value
     ---------------------------

Securities consisted of the following:

                                              September 30,         December 31,
Securities owned                                   1996                 1995
----------------                              -------------         ------------

U.S. Government and agencies
  obligations                                     $ 5,954                $ 4,224
Corporate debt                                      2,327                  2,019
Commercial paper and
  other short-term debt                               796                    815
State and municipal obligations                       568                    698
Corporate convertibles, equities
  and other securities                              1,161                  1,228
                                                  -------                -------
                                                  $10,806                $ 8,984
                                                  =======                =======

                   SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                  (In millions)

2.   Securities, at Market Value (Cont'd)
     ------------------------------------

                                              September 30,         December 31,
Securities sold not yet purchased                  1996                 1995
---------------------------------             -------------         ------------
U.S. Government and agencies
  obligations                                      $5,770                 $3,493
Corporate debt                                        353                    385
Corporate convertibles, equities
  and other securities                                689                    685
                                                   ------                 ------
                                                   $6,812                 $4,563
                                                   ======                 ======

3.   Commercial Paper and Other Short-term Borrowings
     ------------------------------------------------

Commercial paper and other short-term borrowings include commercial paper and collateralized and uncollateralized borrowings used to finance operations, including the securities settlement process. The collateralized and uncollateralized borrowings bear interest at variable rates based primarily on the Federal Funds interest rate. Smith Barney's commercial paper program consists of both discounted and interest-bearing paper.

Commercial paper and other short-term borrowings consisted of the following:

                                              September 30,         December 31,
                                                  1996                   1995
                                              -------------         ------------
Commercial paper                                  $2,604                $2,401
Uncollateralized borrowings                          177                   399
Collateralized borrowings                                                  155
                                                  ------                ------
                                                  $2,781                $2,955
                                                  ======                ======


In addition to the revolving credit agreements referenced in Note 4, the Company has substantial borrowing arrangements consisting of facilities that the Company has been advised are available, but where no contractual lending obligation exists.

                   SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                  (In millions)

4.   Notes Payable and Subordinated Indebtedness
     -------------------------------------------

Notes payable consisted of the following:

                                               September 30,        December 31,
                                                   1996                 1995
                                               -------------        ------------
5 3/8% Notes due 1996                                                     $  150
7.4% Medium-term Note due 1996                       $   50                   50
6% Notes due 1997                                       200                  200
5 5/8% Notes due 1998                                   150                  150
5 1/2% Notes due 1999                                   200                  200
7 7/8% Notes due 1999                                   150                  150
6 5/8% Notes due 2000                                   150                  150
7.98% Notes due 2000                                    200                  200
7% Notes due 2000                                       150                  150
5 7/8% Notes due 2001                                   250
S&P 500 Equity-Linked Notes due 2001                     41
6 1/2% Notes due 2002                                   150                  150
7.50% Notes due 2002                                    150                  150
6 7/8% Notes due 2005                                   175                  175
Other                                                    10                   10
                                                     ------               ------
                                                     $2,026               $1,885
                                                     ======               ======

The Company has a $1,000 revolving credit agreement with a bank syndicate that extends through May 1999. The Company also has a $500 364-day revolving credit agreement that extends through May 1997. As of September 30, 1996, there were no borrowings outstanding under either of these agreements.

Subordinated indebtedness consists of deferred compensation of $245 and $224 at September 30, 1996 and December 31, 1995, respectively. These deferred compensation plans have various maturities, primarily ranging from 1996 to 2000, with interest based on the 30-day Treasury Bill rate.

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

Derivative financial instruments traded by the Company include forwards, futures, swaps and options, whose value is based upon an underlying asset, index or reference rate, and generally represent future commitments to exchange currencies or cash flows, or to purchase or sell other financial instruments at specific terms at specified future dates. The Company's derivatives contracts are generally short-term, with a weighted average maturity of approximately six months at September 30, 1996 and seven months at December 31, 1995.

The gross notional or contractual amounts of these derivative financial instruments set forth below do not represent the amounts subject to market risk, but are an indication of the volume of these transactions. In many cases, these financial instruments limit the Company's exposure to losses from market risk by hedging other on- and off-balance sheet transactions.

                                               Notional/Contract Amount
                                       September 30, 1996    December 31, 1995
                                       ------------------    -----------------
                                       Purchase      Sale    Purchase     Sale
                                       --------      ----    --------     ----
Mortgage-backed
   contracts (TBA)                      $14,062    $14,969    $ 6,907    $ 7,479

Forward contracts:
   Foreign currency                     $14,860    $16,360    $ 6,127    $ 7,568
   Precious metals                          394        394        465        465
   Interest rate and other                  425         25                   297
Futures contracts:
   Foreign currency                     $ 2,020    $   732    $ 1,458    $    11
   Financial                                643      3,362      2,889        493
   Commodities                                2          8          9          8

                                          Held     Written      Held     Written
                                          ----     -------      ----     -------
Options:
   OTC Foreign currency                 $ 6,534    $ 6,681    $ 3,266    $ 3,502
   Exchange-traded                        2,796        172      2,201         62
   Interest rate caps,
      floors and swaptions                1,636      2,693        550      1,197
   OTC debt and equity                      656        485        210        207

                                           Open Contracts      Open Contracts
                                           --------------      --------------

Interest rate and other swaps                 $3,589              $2,305

                   SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                  (In millions)

5.   Derivative Financial Instruments (Cont'd)
     -----------------------------------------

At September 30, 1996 and December 31, 1995, approximately $12,271 and $5,674, respectively, of TBA purchase and sale contracts represented offsetting purchases and sales of the same security, and over 95% of the total contract values were for settlement within 60 days.

Written foreign currency options consist of $3,037 and $3,644 of put and call contracts, respectively, at September 30, 1996 and $1,799 and $1,703 of put and call contracts, respectively, at December 31, 1995.

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

6.   Commitments and Contingencies
     -----------------------------

The Company trades "when-issued" fixed income securities, both to facilitate customer transactions and to hedge proprietary inventory positions. At September 30, 1996, the Company had commitments to purchase and sell $376 and $612, respectively, of when-issued fixed income securities. At December 31, 1995, the Company had commitments to purchase and sell $369 and $324, respectively, of when-issued fixed income securities.

The Company had outstanding commitments to underwrite variable rate municipal securities totaling $346 and $800 at September 30, 1996 and December 31, 1995, respectively; conditions of the offerings include bond insurance and liquidity support facilities.

At September 30, 1996 and December 31, 1995, the Company borrowed securities having a market value of $592 and $451, respectively, against which it pledged securities having a market value of $610 and $459, respectively.

The Company has entered into purchase agreements with various municipal issuers, whereby the Company has purchased securities for forward delivery. These securities have been sold to the public for the same forward delivery dates. The total value of these commitments at September 30, 1996 and December 31, 1995 was $299 and $475, respectively.

At September 30, 1996 and December 31, 1995, the Company had outstanding forward repurchase agreements totaling $600 and $1,200, respectively, and forward reverse repurchase agreements totaling $763 and $625, respectively. These commitments represent forward financing transactions with agreed upon interest rates and principal amounts.

                   SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                  (In millions)

6.   Commitments and Contingencies(Cont'd)
     -------------------------------------

In the opinion of management, commitments outstanding will settle without a material adverse effect on the financial position or the results of operations of the Company.

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

7.   Concentrations of Credit Risk
     -----------------------------

A substantial portion of the Company's securities and commodities transactions is collateralized and executed with and on behalf of commercial banks and other institutional investors, including other brokers and dealers. The Company's exposure to credit risk associated with the non-performance of these customers and counterparties in fulfilling their contractual obligations can be directly impacted by volatile or illiquid trading markets, which may impair the ability of customers and counterparties to satisfy their obligations to the Company.

Substantially all of the collateral held by the Company for reverse repurchase agreements and bonds borrowed, which together represented 39% of total assets at September 30, 1996, consisted of securities issued by the U.S. Government or federal agencies. The Company's most significant counterparty concentrations are other brokers and dealers, commercial banks and institutional clients and other financial institutions. This concentration arises in the normal course of the Company's business.

8.   Net Capital Requirements
     ------------------------

Smith Barney, as a broker-dealer, is subject to the Uniform Net Capital Rule of the Securities and Exchange Commission (Rule 15c3-1). Under the alternative method permitted by this rule, net capital, as defined, shall not be less than 2% of aggregate debit items arising from customer transactions, as defined. At September 27, 1996, Smith Barney's net capital of $1,107 exceeded the minimum requirement by $959.

The Robinson-Humphrey Company, Inc. ("RH Co."), a broker-dealer and a wholly owned subsidiary of Smith Barney, is also subject to Rule 15c3-1. Under the basic method permitted by this rule, RH Co., as a block positioner pursuant to Rule 97.30 of the New York Stock Exchange, Inc., is required to maintain net capital of $1. At September 27, 1996, RH Co.'s net capital, as defined, of $78 exceeded the minimum requirement by $77.

                   SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                  (In millions)

8.   Net Capital Requirements (Cont'd)
     ---------------------------------

Smith Barney Europe Ltd. ("Smith Barney Europe"), a United Kingdom registered broker-dealer and a wholly owned subsidiary of the Company, is subject to capital requirements of the Securities and Futures Authority ("SFA"). Financial resources must exceed the financial resources requirement as defined by the SFA. At September 27, 1996, Smith Barney Europe's financial resources of $106 exceeded the minimum requirement by $65.

                   SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
Item 2.               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

For the three months ended September 30, 1996 and 1995

The Company reported net income of $207 million for the three months ended September 30, 1996 (the "1996 Quarter"), an increase of 17% from the $177 million reported for the three months ended September 30, 1995 (the "1995 Quarter"). Return on equity was 32.2% in the 1996 Quarter, compared to 28.9% in the 1995 Quarter. Pre-tax profit margin increased to 22.7% in the 1996 Quarter from 21.1% in the 1995 Quarter. Revenues, net of interest expense, increased 5% to $1,500 million in the 1996 Quarter from $1,423 million in the 1995 Quarter.

Commission revenues decreased to $498 million in the 1996 Quarter, down 7% from the $536 million in the 1995 Quarter. This decrease is a result of lower activity in listed and over-the-counter securities and options.

Principal trading revenues decreased to $243 million in the 1996 Quarter, down 5% from the $255 million reported in the 1995 Quarter. This decrease is a result of a decline in equity trading, offset to an extent by an increase in municipal bond trading.

Investment banking revenues increased 19% to $288 million in the 1996 Quarter from $243 million in the 1995 Quarter. This increase results from higher fee income generated by the Company's merger and acquisition advisory activity, as well as strong volume in taxable fixed income underwriting.

Asset management fees rose to a record $343 million in the 1996 Quarter, an increase of 26% from the $272 million reported in the 1995 Quarter. This increase is, to a great extent, directly related to the increase in assets under management as well as bringing in-house all of the administrative functions for proprietary mutual funds and money market funds in the third quarter of 1995. Assets under management reached a record $105.4 billion at September 30, 1996 compared to $92.2 billion at September 30, 1995. Assets under management are comprised of money market funds, mutual funds, managed accounts and accounts managed by financial consultants.

Net interest and dividends increased 14% to a record $106 million for the 1996 Quarter from $93 million in the 1995 Quarter, primarily due to increased margin lending to clients and increased taxable fixed income inventories.

Total expenses, excluding interest, increased 3% to $1,159 million in the 1996 Quarter from $1,123 million in the 1995 Quarter. This increase is primarily attributable to higher production-related compensation and benefits expense, and other operating expenses. Expenses other than interest and employee compensation and benefits expense were $315 million in the 1996 Period compared to $294 million in the 1995 Period. Employee compensation and benefits expense, as a percentage of net revenues, for the 1996 Quarter declined to 56.3% from 58.3% in the 1995 Quarter and the ratio of non-compensation expenses to net revenues was 21.0% in the 1996 Quarter compared to 20.7% in the 1995 Quarter.
The Company continues to maintain its focus on controlling fixed expenses.

The Company's business is significantly affected by the levels of activity in the securities markets. Many factors have an impact on securities markets, including the level and trend of interest rates, the general state of the economy and the national and worldwide political environments. An increasing interest rate environment could have an adverse impact on the Company's businesses, including commissions (which are linked in part to the economic attractiveness of securities relative to time deposits) and investment banking (which is affected by the relative benefit to corporations and other entities of issuing debt and/or equity versus other avenues for raising capital). Such effects, however, could be at least partially offset by a strengthening U.S. economy that would include growth in the business sector -- accompanied by an increase in the demand for capital -- and an increase in the capacity of individuals to invest. A decline in interest rates could favorably impact the Company's business. The Company's asset management business

                   SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

provides a more predictable and steady income stream than its other businesses. The Company continues to maintain tight expense controls that management believes will help the firm weather periodic downturns in market conditions.

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

For the nine months ended September 30, 1996 and 1995

The Company reported net income of $659 million for the nine months ended September 30, 1996 (the "1996 Period"), an increase of 61% from the $409 million reported for the nine months ended September 30, 1995 (the "1995 Period"). Return on equity was 34.9% in the 1996 Period compared to 22.9% in the 1995 Period. Pre-tax profit margin increased to 23.0% in the 1996 Period from 17.9% in the 1995 Period. Revenues, net of interest expense, increased 19% to $4,701 million in the 1996 Period from $3,939 million in the 1995 Period.

Commission revenues increased 14% to $1,680 million in the 1996 Period from $1,475 million in the 1995 Period. This increase reflects strong activity in listed and over-the-counter securities, as well as insurance and mutual fund sales.

Principal trading revenues increased 3% to $786 million in the 1996 Period from $762 million in the 1995 Period. This increase is a result of a strong performance in over-the-counter equities, offset by a decline in municipal and taxable fixed income trading.

Investment banking revenues increased 48% to $864 million in the 1996 Period from $585 million in the 1995 Period. This increase reflects strong volume in equity, public finance and taxable fixed income underwriting, as well as fee income from merger and acquisition advisory activity.

Asset management fees increased to $991 million in the 1996 Quarter, an increase of 32% from the $751 million reported in the 1995 Quarter. This increase is, to a great extent, directly related to the increase in assets under management as well as bringing in-house all of the administrative functions for proprietary mutual funds and money market funds in the third quarter of 1995. Assets under management reached a record $105.4 billion at September 30, 1996 compared to $92.2 billion at September 30, 1995. Assets under management are comprised of money market funds, mutual funds, managed accounts and accounts managed by financial consultants.

Net interest and dividends increased 7% to $301 million in the 1996 Period from $282 million in the 1995 Period primarily due to increased margin lending to clients and increased taxable fixed income inventories.

Total expenses, excluding interest, increased 12% to $3,620 million for the 1996 Period from $3,234 million in the 1995 Period. This increase is primarily the result of higher production-related employee compensation and benefits expense, and other operating expenses. These increases were partially offset by a decline in communications, occupancy and equipment expense. Expenses other than interest and employee compensation and benefits were $965 million in the 1996 Period compared to $875 million in the 1995 period. Employee compensation and benefits expense

                   SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

as a percentage of net revenues for the 1996 Period declined to 56.5% from 59.9% in the 1995 Period and the ratio of non-compensation expenses to net revenues was 20.5% in the 1996 Period compared to 22.2% in the 1995 Period.
The Company continues to maintain its focus on controlling fixed expenses.

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

The Company funds its operations through the use of its equity, long-term borrowings, commercial paper, collateralized and uncollateralized borrowings (through both committed and uncommitted facilities), internally generated funds, repurchase transactions and securities lending arrangements. The maturities of borrowings generally correspond to the anticipated holding periods of the assets being financed. At September 30, 1996, there was $1,500 million in committed uncollateralized revolving lines of credit available, none of which was utilized. In addition, the Company has substantial borrowing arrangements consisting of facilities that the Company has been advised are available, but where no contractual lending obligation exists. These arrangements are reviewed on an ongoing basis to ensure flexibility in meeting the Company's short-term requirements.

As of September 30, 1996, total long-term public debt was $2,016 million, of which $50 million will mature on November 17, 1996, compared to total long-term public debt of $1,875 million at December 31, 1995. On October 10, 1996, the Company issued $200 million aggregate principal amount of 7 1/8% Notes due October 1, 2006. As of November 5, 1996, the Company had $485 million available for issuance under a shelf registration statement filed with the Securities and Exchange Commission.

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

The Company seeks to expand and diversify its funding mix as well as its creditor sources. Concentration levels for these sources, particularly for short-term lenders, are closely monitored in terms of both single investor limits and daily maturities.

The Company monitors liquidity by tracking asset levels, collateral and funding availability to maintain flexibility to meet its financial commitments. As a policy, the Company attempts to maintain sufficient capital and funding sources in order to have the capacity to finance itself on a fully collateralized basis at all times, including periods of financial stress. In addition, the Company monitors its leverage and capital ratios on a daily basis. The Company's leverage ratio (total assets to equity) at September 30, 1996 and December 31, 1995 was 17.5x and 16.6x, respectively.

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

ASSETS AND LIABILITIES

Asset and liability levels are primarily determined by order flow and can fluctuate depending upon economic and market conditions, customer demand and transactional volume. The Company's total assets increased to $46.0 billion at September 30, 1996 from $41.0 billion at December 31, 1995. Securities owned at market value increased due to trading activities, primarily in U.S. Government and agencies obligations. The increase in securities sold not yet purchased, at market value relates to the hedging of market risk and increased financing requirements associated with this increased trading activity. Securities purchased under agreements to resell and securities sold under agreements to repurchase were impacted by higher levels of "matched book" activity. Deposits paid for securities borrowed and deposits received for securities loaned were impacted by higher levels of "conduit" transactions.

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

FUTURE APPLICATION OF ACCOUNTING STANDARDS

Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation ("FAS 123"), is effective for 1996 reporting. This statement addresses the accounting for the cost of stock-based compensation, such as stock options and restricted stock. FAS 123 permits either expensing the value of stock-based compensation over the period earned or disclosing in the financial statement footnotes the pro forma impact to net income as if the value of stock-based compensation awards had been expensed. The value of awards would be measured at the grant date based upon estimated fair value, using option pricing models. The Company along with affiliated companies, participates in stock option and other stock-based incentive plans sponsored by Travelers Group Inc. The Company has selected the disclosure alternative that requires such pro forma disclosures to be included in annual financial statements.

                   SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FUTURE APPLICATION OF ACCOUNTING STANDARDS (Cont'd)

In June 1996, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities ("FAS 125"). FAS 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. These standards are based on consistent application of a financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. FAS 125 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. This Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and is to be applied prospectively; however, the FASB has announced its intention to delay until January 1, 1998 the effective date of certain provisions. The Company is currently evaluating the impact of this Statement.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

     For information concerning several class action lawsuits filed against Smith Barney in connection with three funds managed by Hyperion Capital Management Inc., see the descriptions that appear in the third paragraph on page 2 of the Company's Current Report on Form 8-K, dated November 9, 1993, and the second paragraph on page 10 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995, which descriptions are incorporated by reference herein. A copy of the pertinent paragraphs of such filings is included as an exhibit to this Form 10-Q. In October 1996, the U.S. Court of Appeals for the Second Circuit affirmed the district court's dismissal of the claims. Plaintiffs have applied for a rehearing en banc.

     For information concerning two purported class actions filed in October 1994 in connection with certain public offering documents of Greyhound Bus Lines, Inc., see the descriptions that appear in the second paragraph on page 16 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994 and the fourth paragraph on page 10 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995, which descriptions are incorporated by reference herein. A copy of the pertinent paragraphs of such filings is included as an exhibit to this Form 10-Q. Although the defendants' motion to dismiss was granted in October 1996, plaintiffs subsequently filed a second amended complaint. In addition, in late October 1996, a purported class action was filed against Smith Barney, among others, in the District Court, Dallas County, Texas, entitled Clarkson v. Greyhound Lines, Inc., et al., with allegations similar to those in the federal case referred to above. The Company believes it has meritorious defenses to this action and intends to contest the allegations.

Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits:

          See Exhibit Index.

     (b)  Reports on Form 8-K:

          On July 15, 1996, the Company filed a Current Report on Form 8-K, dated July 15, 1996, reporting under Item 5 thereof the results of its operations for the three months and six months ended June 30, 1996, and certain other selected financial data.

          On August 7, 1996, the Company filed a Current Report on Form 8-K, dated August 7, 1996, reporting under Item 5 thereof certain additional information regarding legal proceedings involving the Company.

          On August 9, 1996, the Company filed a Current Report on Form 8-K, dated August 7, 1996, filing certain exhibits under Item 7 thereof relating to the offer and sale of the Company's S&P 500 Equity Linked Notes due August 13, 2001.

          No other reports on Form 8-K have been filed by the Company during the quarter ended September 30, 1996; however, on October 9, 1996, the Company filed a Current Report on Form 8-K, dated October 7, 1996, filing certain exhibits under Item 7 thereof relating to the offer and sale of the Company's 7 1/8% Notes due October 1, 2006; and on October 15, 1996, the Company filed a Current Report on Form 8-K, dated October 14, 1996, reporting under Item 5 thereof the results of its operations for the three months and nine months ended September 30, 1996, and certain other selected financial data.

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

3.02     Restated By-Laws of the Company, as amended September
         26, 1994, incorporated by reference to Exhibit 3.02 to the Company's 1994 10-K.

10.01    Cumulative Amendment dated as of May 28, 1996 to the         Electronic
         Three-Year Competitive Advance and Revolving Credit
         Facility Agreement dated as of July 23, 1993, as amended and restated as of May 31, 1994, among the Company, the Lenders named therein, Chemical Bank, Citibank, N.A. and
         Credit Lyonnais New York Branch, as Managing Agents, the banks named therein, as Co-Agents, and Chemical Bank, as Administrative Agent, incorporated by reference to
         Exhibit 10.02 to the Company's Quarterly Report on
         Form 10-Q for the fiscal quarter ended September 30, 1994
         (File No. 1-12484).

12.01    Computation of Ratio of Earnings to Fixed Charges.           Electronic

27.01    Financial Data Schedule.                                     Electronic

99.01    The third paragraph on page 2 of the Company's Current       Electronic
         Report on Form 8-K, dated November 9, 1993 (File No.
         0-21966), and the second paragraph on page 10 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (File No. 1-12484).

99.02    The second paragraph on page 16 of the Company's Quarterly   Electronic
         Report on Form 10-Q for the fiscal quarter ended
         September 30, 1994 (File No. 1-12484) and the fourth paragraph on page 10 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995
         (File No. 1-12484).

         The total amount of securities authorized pursuant to any instrument defining rights of holders of long-term debt of the Company does not exceed 10% of the total assets of the Company and its consolidated subsidiaries. The Company will furnish copies of any such instrument to the Commission upon request.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  SMITH BARNEY HOLDINGS INC.
                                  --------------------------
                                  (Registrant)



Date: November 12, 1996           By: /s/ Charles W. Scharf
                                      -----------------------------------
                                      Charles W. Scharf
                                      Vice President and Chief Financial Officer



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

3.02     Restated By-Laws of the Company, as amended September
         26, 1994, incorporated by reference to Exhibit 3.02 to the Company's 1994 10-K.

10.01    Cumulative Amendment dated as of May 28, 1996 to the         Electronic
         Three-Year Competitive Advance and Revolving Credit
         Facility Agreement dated as of July 23, 1993, as amended and restated as of May 31, 1994, among the Company, the Lenders named therein, Chemical Bank, Citibank, N.A. and
         Credit Lyonnais New York Branch, as Managing Agents, the banks named therein, as Co-Agents, and Chemical Bank, as Administrative Agent, incorporated by reference to
         Exhibit 10.02 to the Company's Quarterly Report on
         Form 10-Q for the fiscal quarter ended September 30, 1994
         (File No. 1-12484).

12.01    Computation of Ratio of Earnings to Fixed Charges.           Electronic

27.01    Financial Data Schedule.                                     Electronic

99.01    The third paragraph on page 2 of the Company's Current       Electronic
         Report on Form 8-K, dated November 9, 1993 (File No.
         0-21966), and the second paragraph on page 10 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (File No. 1-12484).

99.02    The second paragraph on page 16 of the Company's Quarterly   Electronic
         Report on Form 10-Q for the fiscal quarter ended
         September 30, 1994 (File No. 1-12484) and the fourth paragraph on page 10 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995
         (File No. 1-12484).

         The total amount of securities authorized pursuant to any instrument defining rights of holders of long-term debt of the Company does not exceed 10% of the total assets of the Company and its consolidated subsidiaries. The Company will furnish copies of any such instrument to the Commission upon request.