Form 10-K405
period 1996-12-31
SMITH BARNEY HOLDINGS INC
filed 1997-03-26
CIK 911562

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -----------------

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                   For the fiscal year ended December 31, 1996

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the transition period from ______ to ______

                                ----------------

                         Commission file number 1-12484

                                ----------------

                           SMITH BARNEY HOLDINGS INC.
             (Exact name of registrant as specified in its charter)

             Delaware                                            06-1274088
   (State or other jurisdiction                               (I.R.S. Employer
 of incorporation or organization)                           Identification No.)

                 388 Greenwich Street, New York, New York 10013
               (Address of principal executive offices) (Zip Code)
                                 (212) 816-6000
              (Registrant's telephone number, including area code)

                                ----------------

           Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of each exchange
     Title of each class                           on which registered
     -------------------                          ---------------------
6 5/8% Notes due June 1, 2000                    New York Stock Exchange

Smith Barney S&P 500 Equity                   Chicago Board Options Exchange
 Linked Notes due August 13, 2001               and New York Stock Exchange

Smith Barney S&P 500 Equity                   Chicago Board Options Exchange
 Linked Notes due March 11, 2002

          Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.10 per share.

                            REDUCED DISCLOSURE FORMAT

The registrant meets the conditions set forth in General Instruction I (1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Because the registrant is a wholly owned subsidiary of Travelers Group Inc., none of the registrant's outstanding voting stock is held by nonaffiliates of the registrant. As of the date hereof, 100 shares of the registrant's Common Stock, $.10 par value, were issued and outstanding.

                    Documents Incorporated by Reference: None

                           SMITH BARNEY HOLDINGS INC.

                           ANNUAL REPORT ON FORM 10-K

                     FOR FISCAL YEAR ENDED DECEMBER 31, 1996

                         ------------------------------

                                TABLE OF CONTENTS

FORM 10-K
ITEM NUMBER                                                                 PAGE
-----------                                                                 ----

       PART I
       ------

1.     Business............................................................    1
2.     Properties..........................................................    9
3.     Legal Proceedings...................................................   10
4.     Omitted Pursuant to General Instruction I

       PART II
       -------

5.     Market for Registrant's Common Equity and
         Related Stockholder Matters.......................................   11
6.     Omitted Pursuant to General Instruction I
7.     Management's Discussion and Analysis of Financial
         Condition and Results of Operations...............................   12
8.     Financial Statements and Supplementary Data.........................   17
9.     Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure...............................   17

       PART III
       --------

10-13  Omitted Pursuant to General Instruction I

       PART IV
       -------

14.    Exhibits, Financial Statement Schedules, and Reports
         on Form 8-K.......................................................   17
       Exhibit Index.......................................................   19
       Signatures..........................................................   21
       Index to Consolidated Financial Statements and Schedules............  F-1

                                     PART I
                                     ------

ITEM 1. BUSINESS.

                                   THE COMPANY

      Smith Barney Holdings Inc. ("SB Holdings") provides investment banking, asset management, brokerage and other financial services through its wholly owned subsidiaries. Its principal operating subsidiary is Smith Barney Inc. ("SBI"), an investment banking, securities trading and brokerage firm that traces its origins back to 1873. As used in this Form 10-K, unless the context otherwise requires, the "Company" refers to SB Holdings and its consolidated subsidiaries.

      The Company operates through approximately 450 offices throughout the United States, and 17 offices in 15 foreign countries. With approximately 10,400 Financial Consultants, the Company believes that it is currently the second largest domestic brokerage firm in the United States.

      The Company is a wholly owned subsidiary of Travelers Group Inc. ("Travelers Group"), a financial services holding company engaged, through its subsidiaries, principally in four business segments: (i) Investment Services (primarily through the Company); (ii) Consumer Finance Services; (iii) Property & Casualty Insurance Services; and (iv) Life Insurance Services. The periodic reports of Travelers Group provide additional business and financial information concerning that company and its consolidated subsidiaries.

      The principal offices of the Company are located at 388 Greenwich Street, New York, New York 10013, telephone number (212) 816-6000. The Company was incorporated in Delaware in 1989.

INVESTMENT BANKING AND SECURITIES BROKERAGE

      The Company is an investment banking and securities trading and brokerage firm serving United States and foreign corporations, governments and institutional and individual investors. Its business includes securities, options and commodities brokerage for domestic and international institutional and individual clients; underwriting and distribution of securities; arranging for the private placement of securities; assisting in mergers and acquisitions and providing other financial advisory services; market making and trading in corporate debt and equity, United States government and agency, mortgage-related and municipal securities and foreign exchange, futures and forward contracts; customer financing activities; securities lending activities; investment management and advisory services; securities research; and other related activities.

      The Company's investment banking services include the underwriting of debt and equity issues for United States and foreign corporations and for state, local and other governmental and government sponsored authorities. The Company frequently acts as managing underwriter in corporate and public securities offerings. The Company also acts as a private placement agent for various clients, and as such helps to place securities for clients with large institutions and other qualified investors. The Company also provides financial advice to investment banking clients on a wide variety of transactions including mergers and acquisitions, exchanges of securities and corporate restructurings.

      The Company executes securities brokerage transactions on all major United States securities exchanges and distributes a wide variety of financial products. It makes inter-dealer markets and trades as principal in corporate debt and equity securities, primarily of United States corporate issuers, United States and foreign government, and agency securities, mortgage-related securities, whole loans, municipal and other tax-exempt securities, commercial paper and other money market instruments as well as emerging market debt securities. The firm carries inventories of securities to facilitate sales to customers and other dealers and with a view to realizing trading gains. SBI is one of the leading dealers in municipal securities and is a "Primary Dealer" in United States government securities, as designated by the Federal Reserve Bank of New York. Its daily trading inventory positions in United States government and agency securities are financed largely through the use of repurchase agreements pursuant to which the Company sells the securities and simultaneously agrees to repurchase them at a future date. The Company also acts as an intermediary between borrowers and lenders of short-term funds utilizing repurchase and reverse repurchase agreements. The Company uses derivative financial instruments to facilitate customer transactions and to manage exposure to interest rate, currency and market risk. In addition, for its own account the Company engages in a limited manner in certain arbitrage activities, which primarily seek to benefit from temporary price discrepancies that occur with respect to related securities or to the same security on different markets. The Company also engages in the borrowing and lending of securities. The Company's network of Financial Consultants also sells variable annuities and other individual products of Travelers Life and Annuity, a unit of The Travelers Insurance Group Inc., an indirect wholly owned subsidiary of Travelers Group.

      The Company executes transactions in large blocks of exchange-listed stocks, usually with institutional investors, and often acts as principal to facilitate these transactions. It makes markets, buying and selling as principal, in common stocks, convertible preferred stocks, warrants and other securities traded on the NASDAQ system or otherwise in the over-the-counter market. The Company also maintains trading positions in equity options, convertible securities, debt options, foreign exchange and commodities instruments. It executes significant client transactions in both listed and unlisted options and in foreign exchange, and often acts as principal to facilitate these transactions. The Company also sells various types of structured securities on both a principal and an agency basis. The Company's securities trading and investment activities involve significant risk in that the values of positions carried in its trading and investment accounts are subject to market fluctuations. The Company engages in a variety of financial techniques designed to manage this risk.

CUSTOMER FINANCING

      Customers' securities transactions are executed on either a cash or margin basis. Federal regulations prescribe the minimum original margin that must be deposited by securities purchasers, and exchange regulations prescribe the minimum margins that must be maintained by customers. The Company imposes margin maintenance requirements that are equal to or exceed those required by exchange regulations. Such requirements are intended to reduce the risk assumed by the Company that a market decline will reduce the value of a customer's collateral below the amount of the customer's indebtedness before the collateral can be sold. Substantially all transactions in commodities futures contracts are on margin subject to individual exchange regulations. Margin, in the case of commodities futures contracts, is primarily funded in the form of cash or United States Treasury securities. Commodities transactions involve substantial risk, principally because of low margin requirements permitted by the exchanges.

      Income earned on financing customers' securities transactions provides the Company with an additional source of income. Credit losses may arise as a result of this financing activity; however, such losses have not been material.

ASSET MANAGEMENT

      The Company provides discretionary and non-discretionary asset management and consulting services to a wide array of mutual funds and institutional and individual investors, with respect to domestic and foreign equity and debt securities, municipal bonds, money market instruments, and related options and futures contracts. The Company typically receives ongoing fees from its asset management and consulting clients, generally stated as a percentage of the client's assets with respect to which the Company's services are rendered. At December 31, 1996, such client assets in the aggregate exceeded $111.8 billion, as compared to approximately $96.2 billion at December 31, 1995 and approximately $78.0 billion at December 31, 1994.

     At December 31, 1996, the Company sponsored 59 mutual funds (open-end investment companies) with aggregate assets of approximately $69.7 billion distributed through its sales force of Financial Consultants. Of these, ten are taxable and tax-exempt money market funds, with assets of approximately $41.2 billion. At December 31, 1995, aggregate assets in Company-sponsored mutual funds were approximately $61.6 billion, of which approximately $35.6 billion related to money market funds, compared to aggregate assets in such funds at December 31, 1994 of approximately $50.6 billion, $28.6 billion of which related to money market funds. A wholly owned subsidiary of SB Holdings serves as investment manager to these mutual funds, as well as to twelve closed-end investment companies, the shares of which are listed for trading on one or more securities exchanges. At December 31, 1996 and December 31, 1995, assets of these closed-end funds aggregated approximately $2.8 billion, as compared to approximately $2.5 billion at December 31, 1994. The open-end and closed-end funds sponsored and managed by the Company have various investment objectives, including growth, growth and income, taxable income and tax-exempt income. In addition, at December 31, 1996, the Company managed 25 mutual fund portfolios serving as funding vehicles for variable annuity contracts, with aggregate assets of approximately $2.3 billion. At December 31, 1995 and December 31, 1994, aggregate assets in the mutual fund portfolios managed by the Company were approximately $1.8 billion and $1.4 billion, respectively. This includes six mutual fund portfolios that are investment options for the Travelers Universal variable annuity contracts. The Company also sponsors and manages nine mutual funds domiciled outside the U.S. which are offered to the Company's non-resident alien client base. At December 31, 1996, these off-shore funds had aggregate assets of approximately $1.2 billion, as compared to approximately $980 million at December 31, 1995 and $780 million at December 31, 1994.

     In 1996, the Company launched The Concert Series-SM-, a group of mutual funds that invests in various of the Company's mutual funds instead of directly in stocks, bonds or other securities. The Concert Series-SM- simplifies the process of investing and enables investors to achieve a broad diversification of their investments. The Concert Series-SM- is sold through the Company's Financial Consultants and the sales force of the Primerica Financial Services group of companies, which are subsidiaries of Travelers Group.

      In addition to these proprietary funds, the Company also sells through its Financial Consultants a large number of mutual funds sponsored and managed by unaffiliated entities. The Company receives commissions and other sales and service revenues from this activity.

      The Company also sponsors and oversees the portfolios of a large number of unit investment trusts, which are unmanaged investment companies, the portfolios of which are generally static. Such unit investment trusts may hold domestic and foreign equity and debt securities, including municipal bonds. Certain trusts are sponsored and overseen solely by the Company; other trusts are jointly sponsored through a syndicate of major broker-dealers of which the Company is a member. At December 31, 1996, outstanding unit trust assets held by the Company's clients exceeded $8.6 billion, as compared to approximately $7.2 billion at December 31, 1995 and approximately $6.4 billion at December 31, 1994.

      The Company's asset management units provide separate account discretionary investment management services to a wide variety of individual and institutional clients, including private and public retirement plans, endowments, municipalities and other institutions. Client relationships may be introduced through the Company's network of Financial Consultants or independent from such network (e.g., through traditional pension plan consultants unaffiliated with the Company). Assets under the Company's management exceeded $24.0 billion at December 31, 1996, as compared to approximately $20.4 billion at December 31, 1995 and approximately $15.7 billion at December 31, 1994.

      The Company's Consulting Group ("CG") provides a variety of investment management and consulting services to institutional and individual clients. CG sponsors a number of different "wrap fee" programs, in which CG and the Company typically provide: an analysis of the client's financial situation, investment needs and risk tolerance; a recommendation that the client retain one or more investment management firms (which may be affiliated or unaffiliated with the Company); ongoing monitoring of the performance and suitability of the investment manager(s) retained; securities execution and custody; and client reporting and recordkeeping. In such programs, the client generally pays a single bundled fee for the services provided. CG also provides traditional investment management consulting services to institutions, including assisting clients in formulating investment objectives and policies and in selecting investment management firms for the day-to-day management of client portfolios. CG's programs and services generally are delivered through the Company's Financial Consultants, many of whom specialize in such programs and services. As of December 31, 1996, the Company provided consulting services with respect to client assets aggregating approximately $49.1 billion, excluding the TRAK-R-program described below, as compared to approximately $39.1 billion at December 31, 1995 and approximately $29.7 billion at December 31, 1994.

      The Company's TRAK-R- program provides clients with non-discretionary asset allocation advice based on the client's identification of investment objectives and risk tolerances. TRAK-R- clients include both individuals and institutions, including participant-directed 401(k) plans. Clients can choose to allocate assets among the CG Capital Markets funds, a series of 13 mutual funds each corresponding to a particular asset class and investment style, or from among the selected fund offerings of 28 no-load or load-waived mutual fund families (including Smith Barney's family of funds) corresponding to the same asset class and investment style criteria. At December 31, 1996, TRAK-R- assets exceeded $6.6 billion, as compared to approximately $4.8 billion at December 31, 1995 and approximately $3.3 billion at December 31, 1994. The Company also offers a separate offshore TRAK-R- program to non-resident alien clients, which includes client investment in a series of asset class/investment style funds domiciled outside the United States.

MISCELLANEOUS ACTIVITIES

      Certain subsidiaries of Travelers Group are chartered as trust companies and provide a full range of fiduciary services with a particular emphasis on personal trust services. Another subsidiary of Travelers Group offers a broad range of trustee services for qualified retirement plans, with particular emphasis on the 401(k) plan market. Each of these trust companies is subject to the supervision of the state banking authority where it was chartered and uses the distribution network of SBI to market its services. The Company provides certain advisory and support services to the trust companies and receives fees for such services.

      In 1996, the Company formed a joint venture with the Korea Exchange Bank. The venture, a brokerage and underwriting company based in Seoul, South Korea, that is owned 49% by the Company, is engaged in the securities brokerage and underwriting business in the Korean markets. The venture is licensed with the Korea Ministry of Finance and Economy to conduct securities activities in Korea.

COMPETITION

      The businesses in which the Company is engaged are highly competitive. The principal factors affecting competition in the investment banking and securities brokerage industry are the quality and ability of professional personnel and the relative prices of services and products offered. In addition to competition from other investment banking firms, both domestic and international, and securities brokerage companies and discount securities brokerage operations, including regional firms in the United States, there has been increasing competition from other sources, such as commercial banks, insurance companies and other major companies that have entered the investment banking and securities brokerage industry, in many cases through acquisitions. Certain of those competitors may have greater capital and other resources than the Company. The Federal Reserve Board has substantially removed the barrier originally erected by the Glass-Steagall Act restricting investment banking activities of commercial banks and their affiliates, by permitting certain commercial banks to engage, through affiliates, in the underwriting of and dealing in certain types of securities, subject to certain limitations. Proposed legislation has been introduced in Congress from time to time that would modify certain other provisions of the Glass-Steagall Act and other laws and regulations affecting the financial services industry. The potential impact of such legislation on the Company's businesses cannot be predicted at this time.

      Competitors of the Company's mutual funds and asset management groups include a large number of mutual fund management and sales companies and asset management firms. Competition in mutual fund sales and investment management is based on investment performance, service to clients and product design.

REGULATION

     Certain of the Company's subsidiaries are registered as broker-dealers and as investment advisers with the Securities and Exchange Commission (the "Commission") and as futures commission merchants and as commodity pool operators with the Commodity Futures Trading Commission ("CFTC"). SBI and The Robinson-Humphrey Company, Inc., an investment banking and financial services subsidiary of SBI ("R-H"), are members of the New York Stock Exchange, Inc. (the "NYSE") and other principal United States securities exchanges, as well as the National Association of Securities Dealers, Inc. ("NASD") and the National Futures Association ("NFA"), a not-for-profit membership corporation which has been designated as a registered futures association by the CFTC. SBI and R-H are registered as broker-dealers in all 50 states, the District of Columbia and Puerto Rico, and in addition are registered as investment advisers in certain states that require such registration. SBI is also a reporting dealer to the Federal Reserve Bank of New York, a member of the principal United States futures exchanges and a registered broker-dealer in Guam. Both SBI and R-H are subject to extensive regulation, primarily for the benefit of their customers, including minimum capital requirements, which are promulgated and enforced by, among others, the Commission, the CFTC, the NFA, the NYSE, various self-regulatory organizations of which SBI and R-H are members and the securities administrators of the 50 states, the District of Columbia and Puerto Rico and, in SBI's case, Guam. The Commission and the CFTC also require certain registered broker-dealers (including SBI) to maintain records concerning certain financial and securities activities of affiliated companies that may be material to the broker-dealer, and to file certain financial and other information regarding such affiliated companies.

      The Company's operations abroad, described in this paragraph, are conducted through various subsidiaries. Its activities in the United Kingdom, which include investment banking, trading, brokerage and asset management services, are subject to the Financial Services Act 1986, which regulates organizations that conduct investment businesses in the United Kingdom (including imposing capital and liquidity requirements), and to the rules of the Securities and Futures Authority and the Investment Management Regulatory Organisation. The Company is a member of the International Petroleum Exchange, the London Metals Exchange and the London International Financial Futures and Options Exchange and, as such, is subject to the rules and regulations of those Exchanges. In Ireland, a subsidiary of the Company that sponsors commodities-related pooled investment funds is subject to the supervision of the Central Bank of Ireland. In France, the Company operates as a regulated securities house and an authorized mutual fund manager. The Company is a licensed securities company in Japan and, as such, its activities in Japan are subject to Japanese law applicable to securities firms. The Company is also a member of the Tokyo Stock Exchange and the Osaka Stock Exchange, and its activities in Japan are therefore subject to the rules and regulations of those Exchanges. The Company conducts securities and commodities businesses in Singapore and Hong Kong that are regulated by the Monetary Authority of Singapore and the Hong Kong Securities and Futures Commission, respectively. The Company also is a "B license holder" with the Zurich Stock Exchange. Additionally, certain subsidiaries of the Company are licensed as an "international dealer," an "international adviser" and an "investment dealer" with the Ontario Securities Commission, and as broker-dealers with the Securities Board of The Netherlands. The Company's representative offices in Mexico City, Mexico, Paris, France, Beijing, People's Republic of China, Manama, Bahrain and Taipei, Taiwan are also subject to the jurisdiction of local financial services regulatory authorities. The Company also operates a private trust services business that is licensed as a bank and trust company in the Cayman Islands, and is subject to the regulation of the Director of Financial Services, Banks & Trust Companies Supervision Department of the Cayman Islands.

      In connection with the mutual funds business, the Company and its subsidiaries must comply with regulations of a number of regulatory agencies and organizations, including the Commission and the NASD. The Company is the direct or indirect parent of investment advisers registered and regulated under the Investment Advisers Act of 1940, and of companies that distribute shares of mutual funds pursuant to distribution agreements subject to regulation under the Investment Company Act of 1940. Under those Acts, the advisory contracts between the

Company's investment adviser subsidiaries and the mutual funds they serve ("Affiliated Funds"), as well as the mutual fund distribution agreements, would automatically terminate upon an assignment of such contracts by the investment adviser or the fund distribution company, as the case may be. Such an assignment would be presumed to have occurred if any party were to acquire more than 25% of Travelers Group's voting securities. Continuation of advisory and distribution relationships under these circumstances could be achieved only by obtaining consent to the assignment from the shareholders of the Affiliated Funds involved. In addition, SBI and the Affiliated Funds are subject to certain restrictions in their dealings with each other. For example, SBI may act as broker to an Affiliated Fund in a transaction involving an exchange-traded security only when that fund maintains procedures that govern, among other things, the execution price of the transaction and the commissions paid; SBI may not, however, conduct principal transactions with an Affiliated Fund. Further, an Affiliated Fund may acquire securities during the existence of an underwriting where SBI is a principal underwriter only in certain limited situations.

      SBI and R-H are members of the Securities Investor Protection Corporation ("SIPC"), which, in the event of liquidation of a broker-dealer, provides protection for customers' securities accounts held by the firm of up to $500,000 for each eligible customer, subject to a limitation of $100,000 for claims for cash balances. In addition, the Company has purchased additional coverage of up to $150 million for eligible customers, approximately $50 million of which is from a subsidiary of Travelers Group.

      As registered broker-dealers, SBI and R-H are subject to the Commission's net capital rule, Rule 15c3-1 (the "Net Capital Rule"), promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). SBI and R-H compute net capital under the alternative method of the Net Capital Rule which requires the maintenance of minimum net capital, as defined. A member of the NYSE may be required to reduce its business if its net capital is less than 4% of aggregate debit balances (as defined) and may also be prohibited from expanding its business or paying cash dividends if resulting net capital would be less than 5% of aggregate debit balances. Furthermore, the Net Capital Rule does not permit withdrawal of equity or subordinated capital if the resulting net capital would be less than 5% of such debit balances.

     The Net Capital Rule also limits the ability of broker-dealers to transfer large amounts of capital to parent companies and other affiliates. Under the Net Capital Rule, equity capital cannot be withdrawn from a broker-dealer without the prior approval of the Commission in certain circumstances, including when net capital after the withdrawal would be less than (i) 120% of the minimum net capital required by the Net Capital Rule, or (ii) 25% of the broker-dealer's securities position "haircuts," i.e., deductions from capital of certain specified percentages of the market value of securities to reflect the possibility of a market decline prior to disposition. In addition, the Net Capital Rule requires broker-dealers to notify the Commission and the appropriate self-regulatory organization two business days before a withdrawal of excess net capital if the withdrawal would exceed the greater of $500,000 or 30% of the broker-dealer's excess net capital, and two business days after a withdrawal that exceeds the greater of $500,000 or 20% of excess net capital. Finally, the Net Capital Rule authorizes the Commission to order a freeze on the transfer of capital if a broker-dealer plans a withdrawal of more than 30% of its excess net capital and the Commission believes that such a withdrawal would be detrimental to the financial integrity of the firm or would jeopardize the broker-dealer's ability to pay its customers.

      Compliance with the Net Capital Rule could limit those operations of the Company that require the intensive use of capital, such as underwriting and trading activities and the financing of customer account balances, and also could restrict the Company's ability to withdraw capital from SBI and R-H which in turn could limit the Company's ability to pay dividends and make payments on its debt. See Note 12 of Notes to Consolidated Financial Statements. At December 31, 1996, SBI had net capital, computed in accordance with the Net Capital Rule, of $1.216 billion, which exceeded its minimum net capital requirement by $1.060 billion.

                                OTHER INFORMATION

GENERAL BUSINESS FACTORS

      In the judgment of the Company, no material part of the business of the Company and its subsidiaries is dependent upon a single customer or group of customers, the loss of any one of which would have a materially adverse effect on the Company, and no one customer or group of affiliated customers accounts for as much as 10% of the Company's consolidated revenues.

      At December 31, 1996, the Company had approximately 26,600 full-time and 1,450 part-time employees.

SOURCE OF FUNDS

      For a discussion of the Company's sources of funds and maturities of the long-term debt of the Company's subsidiaries, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources," and Notes 3 and 4 of Notes to Consolidated Financial Statements.

TAXATION

      For a discussion of tax matters affecting the Company and its operations, see Note 11 of Notes to Consolidated Financial Statements.

ITEM 2. PROPERTIES.

      The Company's principal executive offices are located in New York City. In addition, SBI owns two office buildings in New York City, which total approximately 627,000 square feet. Most of SBI's other offices are located in leased premises, the leases for which expire at various times.

      The Company leases two buildings, located at 388 and 390 Greenwich Street and totaling approximately 2,300,000 square feet, through 1999. The Company has a purchase option with respect to these properties.

      The Company believes that these facilities are adequate for the purposes for which they are used and are well maintained. For further information concerning leases, see Note 5 of Notes to Consolidated Financial Statements.

ITEM 3. LEGAL PROCEEDINGS.

      This section describes the major pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company or any of its subsidiaries is a party or to which any of their property is subject.

      For information concerning several purported class action lawsuits filed against SBI in connection with three funds managed by Hyperion Capital Management Inc., see the description that appears in the third paragraph on page 2 of the Company's Current Report on Form 8-K dated November 9, 1993, the second paragraph on page 10 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and the first paragraph on page 19 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, which descriptions are incorporated by reference herein. A copy of the pertinent paragraphs of such filings is included as an exhibit to this Form 10-K. Plaintiffs' petition for a rehearing en banc was denied in January 1997.

     For information concerning two purported class actions filed in October 1994 and one purported class action filed in October 1996 in connection with certain public offering documents of Greyhound Bus Lines, Inc., see the descriptions that appear in the second paragraph on page 16 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994, the fourth paragraph on page 10 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and the second paragraph on page 19 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, which descriptions are incorporated by reference herein. A copy of the pertinent paragraphs of such filings is included as an exhibit to this Form 10-K. In December 1996, the Company filed a plea and abatement in Clarkson v. Greyhound Lines, Inc., et al.

      For information concerning actions filed against a number of broker-dealers, including SBI, relating to trading practices on the National Association of Securities Dealers Automated Quotation system, see the descriptions that appear in the third paragraph on page 16 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994 and the last paragraph on page 10 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995, which descriptions are incorporated by reference herein. A copy of the pertinent paragraphs of such filings is included as an exhibit to this Form 10-K. In March 1996, plaintiffs filed a motion for class certification.

      For information concerning a complaint seeking equitable relief that was filed by the U.S. Department of Justice, naming 24 major brokerage firms, including SBI, see the description that appears in the second paragraph on page 2 of the Company's Current Report on Form 8-K dated August 7, 1996 (filed August 7, 1996), which description is incorporated by reference herein. A copy of the pertinent paragraph of such filing is included as an exhibit to this Form 10-K.

      For information concerning a complaint seeking unspecified monetary damages that was filed by Orange County, California against numerous brokerage firms, including SBI, see the description that appears in the Company's Current Report on Form 8-K dated March 6, 1997 (filed March 7, 1997), which description in incorporated by reference herein. A copy of the pertinent paragraph of such filing is included as an exhibit to this Form 10-K.

     Various subsidiaries of the Company have been named as defendants in numerous civil actions, arbitration proceedings and other matters incident to and typical of the businesses in which they are engaged, including actions arising in the normal course of business out of activities as a broker and dealer in securities, as an underwriter, as an investment banker or otherwise. In the opinion of the Company's management, none of these actions is expected to have a material adverse effect on the consolidated financial condition, liquidity or results of operations of the Company and its subsidiaries.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      Pursuant to General Instruction I of Form 10-K, the information required by Item 4 is omitted.

                                     PART II
                                     -------

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

      All of the outstanding common stock of the Company is owned by Travelers Group.

ITEM 6. SELECTED FINANCIAL DATA.

      Pursuant to General Instruction I of Form 10-K, the information required by Item 6 is omitted.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis reflects the financial condition and results of operations of the Company and its consolidated subsidiaries for the periods presented.

RESULTS OF OPERATIONS

For the years ended December 31, 1996 and 1995

     The Company reported record net income of $883 million for the year ended December 31, 1996, an increase of 48% from the $595 million reported for the year ended December 31, 1995. This increase is primarily attributable to continued strength in the financial markets as the Dow Jones Industrial Average reached record levels throughout the year, as well as to improved performance in most of the Company's product categories. Return on equity reached a record 34.5% for 1996, compared to 24.6% for 1995. Pre-tax profit margin increased to 23.2% for 1996 compared to 18.9% for 1995. Revenue, net of interest expense increased 16% to $6,267 million in 1996 from $5,408 million in 1995.

Commission revenues increased 12% to $2.2 billion, compared to $2.0 billion in 1995. This is attributable to increases in listed and over-the-counter securities, as well as increased insurance and annuity sales.

Principal trading revenues declined 3% to $990 million compared to $1.02 billion in 1995. This decline is the result of lower activity in taxable fixed income and municipal trading, offset to an extent by gains in equity trading.

Investment banking revenues increased 36% to $1.1 billion in 1996 compared to $847 million in 1995. The increase reflects continued strength in equity, high yield, public finance, high grade debt and unit trust underwritings.

Asset management fees rose to a record $1.3 billion in 1996, up 28% from the $1.1 billion reported in 1995. This increase is to a great extent directly related to the increase in assets under management, as well as bringing in-house all of the administrative functions for proprietary mutual funds and money funds in the third quarter of 1995. Internally managed assets reached a record $111.8 billion at December 31, 1996 compared to $96.2 billion at December 31, 1995. Internally managed assets are comprised of money market funds, mutual funds, managed accounts, and accounts managed by financial consultants.

Net interest and dividends increased 11% to a record $419 million in 1996 compared to $377 million in 1995. The increase is primarily due to increased margin lending to clients and increased taxable fixed income inventories.

Total expenses, excluding interest increased 10% to $4.8 billion in 1996 compared to $4.4 billion in 1995. This increase is primarily the result of higher production-related employee compensation and benefits expense, and other operating expenses. These increases were partially offset by a decline in communications occupancy and equipment expense. Expenses other than interest and employee compensation and benefits expense were $1.3 billion compared to $1.2 billion in 1995. Employee compensation and benefits expense as a percentage of net revenues in 1996 declined to 56.2% from 59.0% in 1995 and the ratio of non-compensation expense as a percentage of net revenues was 20.6% in 1996 compared to 22.1% in 1995. The Company continues to maintain its focus on controlling fixed expenses. At December 31, 1996 the number of non-production employees has decreased 3% since the fourth quarter of 1995.

The Company's business is significantly affected by the levels of activity in the securities markets. Many factors have an impact on securities markets including the level and trend of interest rates, the general state of the economy and the national and worldwide political environments. An increasing interest rate environment could have an adverse impact on the Company's businesses, including commissions (which are linked in part to the economic attractiveness of securities relative to time deposits) and investment banking (which is affected by the relative benefit to corporations and other entities of issuing debt and/or equity versus other avenues for raising capital). Such effects, however, could be at least partially offset by a strengthening U.S. economy that would include growth in the business sector -- accompanied by an increase in the demand for capital -- and an increase in the capacity of individuals to invest. A decline in interest rates could favorably impact the Company's business. The Company's asset management business provides a more predictable and steady income stream than its other businesses. The Company continues to maintain tight expense controls that management believes will help the firm weather periodic downturns in market conditions.

The Company's principal business activities are, by their nature, highly competitive and subject to various risks, particularly volatile trading markets and fluctuations in the volume of market activity. While higher volatility can increase risk, it can also increase order flow, which drives many of the Company's businesses. Other market and economic conditions and the size, number and timing of transactions may also affect net income. As a result, revenues and profitability can vary significantly from year to year, and from quarter to quarter.

For the years ended December 31, 1995 and 1994

The Company reported net income of $595 million for the year ended December 31, 1995, an increase of 53% from the $388 million reported for the year ended December 31, 1994. Net income in 1994 includes a $21 million after-tax gain from the sale of the Company's interest in HG Asia. This increase is primarily attributable to strong financial markets throughout 1995 compared to 1994.

Commission revenues increased by 12% to $2.0 billion in 1995 compared to $1.8 billion in 1994. The increase is a result of gains in listed, over-the-counter, and options activity, offset by declines in futures, mutual fund and insurance activity.

Principal trading revenues increased 13% to $1.02 billion in 1995 compared to $900 million in 1994. The increase resulted primarily from improved performance in equities and taxable fixed income, offset by a decline in municipal trading.

Investment banking revenues increased 25% to $847 million in 1995 compared to $680 million in 1994. The increase reflects strong volume in equity, high yield, unit trust and high grade corporate debt underwritings, as well as merger and acquisition fees. The Company's market share in a number of categories, particularly equity IPOs, continued to advance during 1995.

Asset management fees rose to $1.1 billion in 1995, an increase of 12% from the $941 million reported in 1994. This increase reflects growth in assets under management which increased to a record $96.2 billion in 1995 compared to $78.0 billion in 1994. This increase also reflects fees associated with bringing in-house all the administrative functions for proprietary mutual funds and money funds in the third quarter of 1995.

Net interest and dividends revenue increased 15% to $377 million in 1995 compared to $329 million in 1994. This increase is primarily attributable to an increase in net interest-earning assets.

Total expenses, excluding interest, increased 7% to $4.4 billion in 1995 compared to $4.1 billion in 1994. This increase is primarily attributable to higher production related compensation and benefit expense reflecting increased revenues of the Company, as well as an increase in depreciation expense driven by the upgrade in systems and infrastructure to support the Company's expanded business activities. These increases were offset, in part, by a decline in communications, occupancy and equipment expense as a result of further consolidation of the Company's executive operations and certain other New York City operations. At December 31, 1995 the number of non-production employees has decreased 6% since the fourth quarter of 1994. Employee compensation and benefit expense as a percentage of net revenues for 1995 declined to 59.0% compared to 62.2% in 1994.

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

The Company funds its operations through the use of its equity, long-term borrowings, commercial paper, collateralized and uncollateralized borrowings, repurchase transactions and securities lending arrangements. The maturities of borrowings generally correspond to the anticipated holding periods of the assets being financed. At December 31, 1996, there was $1,500 million in committed uncollateralized revolving lines of credit available, none of which was utilized. In addition, the Company has substantial borrowing arrangements consisting of facilities that the Company has been advised are available, but where no contractual lending obligation exists. These arrangements are reviewed on an ongoing basis to ensure flexibility in meeting the Company's short-term requirements.

During 1996, the Company increased its long-term funding by issuing on January 30, 1996, $250 million aggregate principal amount of 5 7/8% Notes due 2001. On August 12, 1996, the Company issued $40 million aggregate principal amount of S&P 500 Equity Linked Notes due 2001. On October 10, 1996, the Company issued $200 million aggregate principal amount of 7 1/8 Notes due 2006. On November 18, 1996, the Company issued $200 million aggregate principal amount of 6 5/8 Notes due 2003. As of December 31, 1996, total long-term public debt was $2,369 million, of which $200 million will mature on March 15, 1997.

On March 11, 1997, the Company issued $66 million aggregate principal amount of S&P 500 Equity Linked Notes due 2002. On March 13, 1997, the Company issued $250 million aggregate principal amount of 7% Notes due 2004. As of March 21, 1997, the Company had $684 million of debt securities available for issuance under a shelf registration statement filed with the Securities and Exchange Commission.

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

The Company monitors liquidity by tracking asset levels, collateral and funding availability to maintain flexibility to meet its financial commitments. As a policy, the Company attempts to maintain sufficient capital and funding sources in order to have the capacity to finance itself on a fully collateralized basis at all times, including periods of financial stress. In addition, the Company monitors its leverage and capital ratios on a daily basis. The Company's leverage ratio (total assets to equity) at December 31, 1996 and 1995 was 18.6x and 16.6x, respectively.

For significant transactions, the Company's credit review process includes an initial evaluation of the counterparty's creditworthiness, with periodic reviews of credit standing, and collateral and various other credit enhancements obtained in certain circumstances. The Company establishes general counterparty credit limits by product type, taking into account the perceived risk associated with the product. Increases to these credit limits are determined individually based on the underlying financial strength and management of the counterparty. The usage and resultant exposure from these credit limits are monitored daily by the Company's Credit Analysis Group.

EFFECTS OF INFLATION

Because the Company's assets are, to a large extent, liquid in nature, they are not significantly affected by inflation. However, the rate of inflation affects the Company's expenses, such as employee compensation, office space leasing costs and communications charges, which may not be readily recoverable in the price of services transacted by the Company. To the extent inflation results in rising interest rates and has other adverse effects upon the securities markets, it may adversely affect the Company's financial position and results of operations in certain businesses.

ASSETS AND LIABILITIES

Asset and liability levels are primarily determined by order flow and can fluctuate depending upon economic and market conditions, customer demand and transactional volume. The Company's total assets increased to $51.2 billion at December 31, 1996 from $41.0 billion at December 31, 1995. Securities owned at market value increased due to trading activities, primarily in U.S. Government and agencies obligations. The increase in securities sold not yet purchased, at market value relates to the hedging of market risk and increased financing requirements associated with this increased trading activity. Securities purchased under agreements to resell and securities sold under agreements to repurchase were impacted by higher levels of "matched book" activity. Deposits paid for securities borrowed and deposits received for securities loaned were impacted by higher levels of "conduit" transactions.

The Company engages in "matched book" transactions in government and mortgage-backed securities as well as "conduit" transactions in corporate equity and debt securities. These transactions are similar in nature. A "matched book" transaction involves a security purchased under an agreement to resell (i.e., reverse repurchase transaction) and simultaneously sold under an agreement to repurchase (i.e., repurchase transaction). A "conduit" transaction involves the borrowing of a security from a counterparty and the simultaneous lending of the security to another counterparty. These transactions are reported gross in the Consolidated Statement of Financial Condition and typically yield interest spreads ranging from 10 to 30 basis points. The interest spread results from the net of interest received on the reverse repurchase or security borrowed transaction and the interest paid on the corresponding repurchase or security loaned transaction. Interest rates charged or credited in these activities are usually based on current Federal Funds rates but can fluctuate based on security availability and other market conditions. The size of balance sheet positions resulting from these activities can vary significantly, depending primarily on levels of activity in the bond markets, but would not materially impact net income.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

      See Index to Consolidated Financial Statements and Schedules on page F-1 hereof. There is also incorporated by reference herein in response to this Item the Company's Consolidated Financial Statements and the notes thereto and the material under the caption "Quarterly Financial Data (Unaudited)" set forth in the Consolidated Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None.

                                    PART III
                                    --------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      Pursuant to General Instruction I of Form 10-K, the information required by Item 10 is omitted.

ITEM 11. EXECUTIVE COMPENSATION.

      Pursuant to General Instruction I of Form 10-K, the information required by Item 11 is omitted.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      Pursuant to General Instruction I of Form 10-K, the information required by Item 12 is omitted.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      Pursuant to General Instruction I of Form 10-K, the information required by Item 13 is omitted.

                                     PART IV
                                     -------

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

      (a)   Documents filed as a part of the report:

            (1) Financial Statements. See Index to Consolidated Financial Statements and Schedules on page F-1 hereof.

            (2) Financial Statement Schedules. See Index to Consolidated Financial Statements and Schedules on page F-1 hereof.

            (3)   Exhibits:

                  See Exhibit Index.

      (b)   Reports on Form 8-K:

            On October 9, 1996, the Company filed a Current Report on Form 8-K dated October 7, 1996, filing certain exhibits under Item 7 thereof relating to the offer and sale of the Company's 7 1/8% Notes due October 1, 2006.

            On October 15, 1996, the Company filed a Current Report on Form 8-K dated October 14, 1996, reporting under Item 5 thereof the results of its operations for the three and nine months ended September 30, 1996, and certain additional financial information.

            On November 15, 1996, the Company filed a Current Report on Form 8-K dated November 13, 1996, filing certain exhibits under Item 7 thereof relating to the offer and sale of the Company's 6 5/8% Notes due November 15, 2003.

            No other reports on Form 8-K have been filed by the Company during the last quarter of the period covered by this report; however, on January 21, 1997, the Company filed a Current Report on Form 8-K, dated January 21, 1997, reporting under Item 5 thereof the results of its operations for the three months and twelve months ended December 31, 1996, and certain additional financial information; on March 7, 1997, the Company filed a Current Report on Form 8-K, dated March 6, 1997, reporting under Item 5 thereof certain additional information regarding legal proceedings involving the Company; on March 7, 1997, the Company filed a Current Report on Form 8-K, dated March 6, 1997, filing certain exhibits under Item 7 thereof relating to the offer and sale of the Company's Smith Barney S&P 500 Equity Linked Notes due March 11, 2002; and on March 12, 1997, the Company filed a Current Report on Form 8-K, dated March 10, 1997, filing certain exhibits under Item 7 thereof relating to the offer and sale of the Company's 7% Notes due March 15, 2004.

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

3.02      Restated By-laws of the Company, as amended September
          26, 1994, incorporated by reference to Exhibit 3.2 to the Company's 1994 10-K.

10.01.1 Three-Year Competitive Advance and Revolving Credit Facility Agreement (the "Three-Year Competitive Advance and Revolving Credit Facility Agreement") dated as of July 23, 1993, as amended and restated as of May 31, 1994, among the Company, the Lenders named therein, Chemical Bank, Citibank, N.A. and Credit Lyonnais New York Branch as Managing Agents, the banks named therein as Co-Agents and Chemical Bank as Administrative Agent, incorporated by reference to Exhibit 10.02 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1994 (File No. 1-12484) (the "Company's September 30, 1994 10-Q").

10.01.2 Cumulative Amendment dated as of May 28, 1996 to the Three-Year Competitive Advance and Revolving Credit Facility Agreement, incorporated by reference to
          Exhibit 10.01 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1996 (File No. 1-12484) (the "Company's September 30, 1996 10-Q").

10.02     Amended and Restated Lease dated as of December 30,
          1994 between State Street Bank and Trust Company of
          Connecticut, National Association, as Trustee
          (Lessor), and Smith Barney Inc., Mutual Management Corp., Smith Barney Mutual Funds Management Inc. and The
          Travelers Inc., as tenants in common (Lessee), incorporated by reference to Exhibit 10.03 to the Company's 1994 10-K.

12.01     Computation of ratio of earnings to fixed charges.          Electronic

21.01 Pursuant to General Instruction I of Form 10-K, the list of subsidiaries of the Company is omitted.

EXHIBIT                                                               FILING
NUMBER    DESCRIPTION OF EXHIBIT                                      METHOD
------    ----------------------                                      ------
23.01     Consent of Coopers & Lybrand L.L.P.                         Electronic

24.01     Powers of Attorney of certain directors of the Company.     Electronic

27.01     Financial Data Schedule.                                    Electronic

99.01     The third paragraph on page 2 of the Company's Current      Electronic
          Report on Form 8-K dated November 9, 1993, the second paragraph on page 10 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995
          (the "Company's 1995 10-K") and the first paragraph on page 19 of the Company's September 30, 1996 10-Q.

99.02     The second paragraph on page 16 of the Company's            Electronic
          September 30, 1994 10-Q, the fourth paragraph on page
          10 of the Company's 1995 10-K and the second paragraph on page 19 of the Company September 30, 1996 10-Q.

99.03     The third paragraph on page 16 of the Company's             Electronic
          September 30, 1994 10-Q and the last paragraph on page
          10 of the Company's 1995 10-K.

99.04     The second paragraph on page 2 of the Company's Current     Electronic
          Report on Form 8-K dated August 7, 1996 (filed August
          7, 1996).

99.05     The second paragraph on page 2 of the Company's Current     Electronic
          Report on Form 8-K dated March 6, 1997 (filed March 7,
          1997).

      The total amount of securities authorized pursuant to any instrument defining rights of holders of long-term debt of the Company does not exceed 10% of the total assets of the Company and its consolidated subsidiaries. The Company will furnish copies of any such instrument to the Commission upon request.

      Copies of any of the exhibits referred to above will be furnished at a cost of $.25 per page to security holders who make written request therefor to Smith Barney Holdings Inc., 388 Greenwich Street, New York, New York 10013,
      Attention: Corporate Secretary.

                            SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of March, 1997.


                                      SMITH BARNEY HOLDINGS INC.
                                      (Registrant)


                                      By: /s/ James Dimon
                                          --------------------------------------
                                          James Dimon, Chairman of the Board and
                                          Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the 26th day of March, 1997.

         SIGNATURE                   TITLE
         ---------                   -----


     /s/ James Dimon                 Chairman of the Board, Chief Executive
------------------------------        Officer (Principal Executive Officer) and
       James Dimon                    Director



     /s/ Charles w. Scharf           Vice President and Chief Financial Officer
------------------------------        (Principal Financial Officer)
    Charles W. Scharf


     /s/ Michael J. Day              Vice President and Controller
------------------------------        (Principal Accounting Officer)
     Michael J. Day


           *                         Director
------------------------------
     Steven D. Black


           *                         Director
------------------------------
  James S. Boshart, III

         SIGNATURE                   TITLE
         ---------                   -----


           *                         Director
------------------------------
     Robert A. Case


           *                         Director
------------------------------
     Robert Druskin


           *                         Director
------------------------------
    Robert H. Lessin


           *                         Director
------------------------------
  William J. Mills, II


           *                         Director
------------------------------
   Michael B. Panitch


           *                         Director
------------------------------
     Paul Underwood


*By: /s/ James Dimon
------------------------------
      James Dimon
    Attorney-in-fact

                   SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

Report of Independent Accountants                                            F-2
---------------------------------

Consolidated Financial Statements
---------------------------------


        Consolidated Statements of Financial Condition
          for the years ended December 31, 1996 and 1995                     F-3

        Consolidated Statements of Operations
          for the years ended December 31, 1996, 1995 and 1994               F-4

        Consolidated Statements of Changes in Stockholder's Equity
          for the years ended December 31, 1996, 1995 and 1994               F-5

        Consolidated Statements of Cash Flows
          for the years ended December 31, 1996, 1995 and 1994         F-6 - F-7

        Notes to Consolidated Financial Statements                    F-8 - F-24

Schedules
---------

        Schedule I - Condensed Financial Information                 F-25 - F-29

              Schedules other than the one listed above are omitted since they are not required or are not applicable or the information is furnished elsewhere in the consolidated financial statements or the notes thereto.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholder of Smith Barney Holdings Inc. and Subsidiaries:

We have audited the consolidated financial statements and the financial statement schedule of Smith Barney Holdings Inc. (a wholly owned subsidiary of Travelers Group Inc.) and Subsidiaries (the Company) listed on the index on Page F-1 of this Form 10-K. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Smith Barney Holdings Inc. and Subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


/s/ COOPERS & LYBRAND L.L.P.


New York, New York
January 15, 1997.

                   SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                        (In millions, except share data)

                                                               December 31,
                                                             ----------------
       ASSETS                                                  1996     1995
       ------                                                -------  -------

   Cash and cash equivalents                                 $   405  $   612

   Cash segregated and on deposit for
     Federal and other regulations                             1,256    1,072

   Securities purchased under agreements to resell            16,345   12,087

   Deposits paid for securities borrowed                       8,935    7,514

   Receivable from brokers and dealers                           323      510

   Receivable from customers                                   6,981    6,048

   Securities owned, at market value                          12,465    8,984

   Property, equipment and leasehold improvements,
     at cost, net of accumulated depreciation and
     amortization of $242 and $168, respectively                 438      448

   Excess of purchase price over fair value of net
     assets acquired, net of accumulated amortization of
     $70 and $61, respectively                                   278      287

   Other assets                                                3,807    3,397
                                                             -------  -------
                                                             $51,233  $40,959
                                                             =======  =======
         LIABILITIES AND STOCKHOLDER'S EQUITY
         ------------------------------------

   Commercial paper and other short-term borrowings          $ 3,217  $ 2,955

   Securities sold under agreements to repurchase             19,637   17,167

   Deposits received for securities loaned                     4,034    2,899

   Payable to brokers and dealers                                221      227

   Payable to customers                                        5,588    4,176

   Securities sold not yet purchased, at market value          8,378    4,563

   Notes payable                                               2,379    1,885

   Accounts payable and accrued liabilities                    4,795    4,389

   Subordinated indebtedness                                     226      224
                                                             -------  -------
                                                              48,475   38,485
                                                             -------  -------
   Stockholder's equity:

     Common stock ($.10 par value, 1,000 shares authorized;
       100 shares issued and outstanding)

     Additional paid-in capital                                1,803    1,803

     Retained earnings                                           951      666

     Cumulative translation adjustment                             4        5
                                                             -------  -------
                                                               2,758    2,474
                                                             -------  -------
                                                             $51,233  $40,959
                                                             =======  =======

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (In millions)

                                                    Year ended December 31,
                                                    -----------------------
                                                     1996    1995    1994
                                                    ------  ------  ------
     Revenues:

       Commissions                                  $2,250  $2,008  $1,800
       Principal trading                               990   1,016     900
       Investment banking                            1,148     847     680
       Asset management fees                         1,349   1,052     941
       Other                                           111     108      98
                                                    ------  ------  ------

          Total non-interest revenues                5,848   5,031   4,419

       Interest and dividends                        1,926   1,752   1,099
       Interest expense                              1,507   1,375     770
                                                    ------  ------  ------

          Net interest and dividends                   419     377     329
                                                    ------  ------  ------

          Net revenues                               6,267   5,408   4,748
                                                    ------  ------  ------

     Expenses, excluding interest:

       Employee compensation and benefits            3,522   3,193   2,953
       Communications, occupancy and equipment         565     572     574
       Floor brokerage and other production            147     137     138
       Other operating and administrative
         expenses                                      579     485     441
                                                    ------  ------  ------

          Total expenses, excluding interest         4,813   4,387   4,106
                                                    ------  ------  ------

     Gain on sale of equity investment                                  34
                                                                    ------

          Income before provision for income taxes   1,454   1,021     676

     Provision for income taxes                        571     426     288
                                                    ------  ------  ------

            Net income                              $  883  $  595  $  388
                                                    ======  ======  ======

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
                        (In millions, except share data)

                                               Additional              Cumulative        Total
                                      Common    Paid-in     Retained   Translation    Stockholder's
                                      Stock*    Capital     Earnings   Adjustment        Equity
                                      ------   ----------   --------   -----------    --------------

Balance, December 31, 1993                      $1,803       $ 315        $ 2           $ 2,120

      Net income                                               388                          388

      Dividends                                               (194)                        (194)

      Translation adjustment                                                2                 2
                                      ------    ------       -----        ---           -------

Balance, December 31, 1994                       1,803         509          4             2,316

      Net income                                               595                          595

      Dividends                                               (438)                        (438)

      Translation adjustment                                                1                 1
                                      ------    ------       -----        ---           -------

Balance, December 31, 1995                       1,803         666          5             2,474

      Net income                                               883                          883

      Dividends                                               (598)                        (598)

      Translation adjustment                                               (1)               (1)
                                      ------    ------       -----        ---           -------

Balance, December 31, 1996                      $1,803       $ 951        $ 4           $ 2,758
                                      ======    ======       =====        ===           =======

* $.10 par value, 1,000 shares authorized; 100 shares issued and outstanding.

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (In millions)

                                                            Year ended December 31,
                                                         -----------------------------
                                                           1996       1995       1994
                                                         -------    -------    -------
Cash flows from operating activities:

  Net income                                             $   883    $   595    $   388
  Adjustments to reconcile net income to cash
    provided by (used in) operating activities:
    Gain on sale of equity investment                                              (34)
    Depreciation and amortization                            188        160        123
    Deferred tax (benefit) provision                         (47)       (37)        26

  (Increase) decrease in operating assets:
    Cash segregated and on deposit for
      Federal and other regulations                         (184)      (256)        98
    Securities purchased under agreements to resell       (4,258)    (3,781)    (3,894)
    Deposits paid for securities borrowed                 (1,421)     9,835     (6,602)
    Receivable from brokers and dealers                      187        225        328
    Receivable from customers                               (933)     1,454       (398)
    Securities owned, at market value                     (3,481)    (2,039)    (1,082)
    Other assets                                            (278)      (108)      (882)

  Increase (decrease) in operating liabilities:
    Securities sold under agreements to repurchase         2,470      2,545      9,540
    Deposits received for securities loaned                1,135     (4,099)       454
    Payable to brokers and dealers                            (6)      (932)      (682)
    Payable to customers                                   1,412     (2,472)     1,477
    Securities sold not yet purchased, at market value     3,815        218        510
    Accounts payable and accrued liabilities                 497        691       (196)
                                                         -------    -------    -------

      Cash provided by (used in) operating activities        (21)     1,999       (826)
                                                         -------    -------    -------
Cash flows from investing activities:

  Purchase of property, equipment and
    leasehold improvements                                   (96)      (152)      (250)
  Proceeds from sale of equity investment                                           55
  Other                                                     (159)       (84)       (69)
                                                         -------    -------    -------

      Cash used in investing activities                     (255)      (236)      (264)
                                                         -------    -------    -------

                            (continued on next page)

                   SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (In millions)
                                   (continued)

                                                            Year ended December 31,
                                                         -----------------------------
                                                           1996       1995       1994
                                                         -------    -------    -------
Cash flows from financing activities:

  Proceeds from (repayments of) commercial paper
    and other short-term borrowings, net                $   262    $(1,419)   $ 922
  Proceeds from notes payable                               690        825      600
  Repayments of notes payable                              (200)      (408)    (426)
  Proceeds from subordinated indebtedness                    71        109      112
  Repayments of subordinated indebtedness                   (69)      (176)    (176)
  Dividends paid to Travelers Group                        (684)      (299)    (217)
                                                        -------    -------    -----

      Cash provided by (used in) financing activities        70     (1,368)     815
                                                        -------    -------    -----

Effect of exchange rate changes on cash                      (1)                  4
                                                        -------    -------    -----

Net change in cash and cash equivalents                    (207)       395     (271)

Cash and cash equivalents, beginning of year                612        217      488
                                                        -------    -------    -----

Cash and cash equivalents, end of year                  $   405    $   612    $ 217
                                                        =======    =======    =====

Supplemental disclosures of cash flow information:

Cash paid during the year for:

  Interest                                              $ 1,483    $ 1,376    $ 722
                                                        =======    =======    =====

  Income taxes                                          $   596    $   350    $ 278
                                                        =======    =======    =====

Dividends declared but not paid                         $   100    $   186    $  47
                                                        =======    =======    =====

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (In millions)

1.   Summary of Significant Accounting Policies
     ------------------------------------------

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Smith Barney Holdings Inc., a wholly owned subsidiary of Travelers Group Inc. ("Travelers Group"), and its subsidiaries (the "Company"). The Company's principal operating subsidiary, Smith Barney Inc. ("Smith Barney"), is primarily engaged in the securities industry in the United States and has operations in various foreign countries whose currencies are freely convertible into U.S. dollars. Financial statements pertaining to foreign operations are generally translated at current exchange rates. All material intercompany balances and transactions have been eliminated. Certain reclassifications have been made to prior year amounts to conform to current year presentations.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Accounting Policies

Proprietary transactions are recorded in the consolidated statement of financial condition on a trade date basis. Customer transactions are recorded on a settlement date basis. Commissions, underwriting and principal trading revenues and related expenses are recognized in income on trade date, as are unrealized gains and losses on proprietary futures and forward contracts. Securities owned and securities sold not yet purchased are valued at market and the resulting unrealized gains and losses are included in income.

Cash equivalents consist of highly liquid investments with a maturity of three months or less when purchased, other than those held for sale in the ordinary course of business.

Securities purchased under agreements to resell ("reverse repurchase agreements") and securities sold under agreements to repurchase ("repurchase agreements") are treated as collateralized financing transactions and are recorded at the amount at which the securities will be subsequently resold or reacquired, including accrued interest, as specified in the respective agreements. It is the Company's policy to take possession of securities purchased under agreements to resell. The Company monitors the market value of securities to be repurchased and resold daily, and additional collateral is obtained as necessary to protect against credit exposure.

Deposits paid for securities borrowed ("securities borrowed") and deposits received for securities loaned ("securities loaned") are recorded at the amount of cash advanced or received. Securities borrowed transactions require the Company to deposit cash or other collateral with the lender.

                     SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (In millions)

1.   Summary of Significant Accounting Policies (Cont'd)
     ---------------------------------------------------

With respect to securities loaned, the Company receives cash collateral in an amount generally in excess of the market value of securities loaned. The Company monitors the market value of securities borrowed and securities loaned daily, and additional collateral is obtained as necessary.

The Company has receivables and payables for financial instruments sold to and purchased from broker-dealers. The Company is exposed to risk of loss from the inability of broker-dealers to pay for purchases or to deliver the financial instruments sold, in which case the Company would have to sell or purchase the financial instruments at prevailing market prices.

The Company seeks to protect itself from the risks associated with customer activities by requiring customers to maintain margin collateral in compliance with regulatory requirements and its own internal guidelines, which are generally more stringent than regulatory margin requirements. Margin levels are monitored daily and additional collateral must be deposited as required. Where customers cannot meet collateral requirements, the Company will liquidate sufficient underlying financial instruments to bring the account in compliance with the required margin level.

Exposure to credit risk is impacted by the markets for financial instruments, which can be volatile and may impair both the ability of clients to satisfy their obligations to the Company, as well as the Company's ability to liquidate any underlying collateral in the event of default. Credit limits are established and closely monitored for customers and broker-dealers engaged in futures, forwards and other transactions deemed to be credit-sensitive.

Property, equipment and leasehold improvements are reported at cost, net of accumulated depreciation and amortization. Property includes buildings and related capital improvements which are depreciated on a straight-line basis over estimated useful lives of ten to forty years. Depreciation of furniture and equipment is provided on either a straight-line or accelerated method, over estimated useful lives of three to ten years. Leasehold improvements are amortized over the lesser of the estimated useful life of the asset or the remaining terms of the leases.

The excess of the allocated purchase price over the fair value of the Company's net assets, which resulted from the 1988 acquisition by Travelers Group, is being amortized over forty years on a straight-line basis. The Company amortizes other intangible assets on a straight-line basis over their estimated useful lives ranging from four to twenty years.

                   SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (In millions)

1.   Summary of Significant Accounting Policies (Cont'd)
     ---------------------------------------------------

Accounting Pronouncements

In June 1996, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities ("SFAS 125"). SFAS 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. These standards are based on consistent application of a financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. SFAS 125 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. This Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and is to be applied prospectively; however, the FASB has issued Statement of Financial Accounting Standards No. 127 which delays until January 1, 1998 the effective date of certain provisions. Earlier or retroactive application is not permitted. The adoption of the provisions of this statement effective January 1, 1997, will not have a material impact on the results of operations, financial condition or liquidity of the Company. The Company is currently evaluating the impact of the provisions whose effective date has been delayed until January 1, 1998.

2.   Securities, at Market Value
     ---------------------------

Securities consisted of the following:

                                                      December 31,
                                                ----------------------
                                                  1996            1995
                                                -------         ------
Securities owned
----------------

U.S. Government and agencies
  obligations                                   $ 6,564         $4,224
Corporate debt                                    2,841          2,019
Commercial paper and
  other short-term debt                             958            815
State and municipal obligations                     818            698
Corporate convertibles, equities
  and other securities                            1,284          1,228
                                                -------         ------
                                                $12,465         $8,984
                                                =======         ======
Securities sold not yet purchased
---------------------------------

U.S. Government and agencies
  obligations                                   $ 7,388         $3,493
Corporate debt                                      348            385
Corporate convertibles, equities
  and other securities                              642            685
                                                -------         ------
                                                $ 8,378         $4,563
                                                =======         ======

                   SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (In millions)

2.   Securities, at Market Value (Cont'd)
     ------------------------------------

Securities owned and securities sold not yet purchased are recorded at their current market values. Securities sold not yet purchased must be ultimately acquired in the marketplace at the then prevailing prices, which may differ from the values reflected on the consolidated statement of financial condition.

3.   Commercial Paper and Other Short-term Borrowings
     ------------------------------------------------

Commercial paper and other short-term borrowings include commercial paper, and collateralized and uncollateralized borrowings used to finance operations, including the securities settlement process. The collateralized and uncollateralized borrowings bear interest at variable rates based primarily on the Federal Funds interest rate. Smith Barney's commercial paper program consists of both discounted and interest-bearing paper.

Commercial paper and other short-term borrowings consisted of the following:

                                                 December 31,
                                             --------------------
                                              1996          1995
                                             ------        ------

     Commercial paper                        $3,028        $2,401
     Uncollateralized borrowings                189           399
     Collateralized borrowings                                155
                                             ------        ------
                                             $3,217        $2,955
                                             ======        ======

At December 31, 1995 the market value of securities pledged as collateral for borrowings was $171.

The weighted average interest rate on the Company's commercial paper and other short-term borrowings was 5.7% at December 31, 1996, and 5.9% at December 31, 1995.

In addition to the revolving credit agreements referenced in Note 4, the Company also has substantial borrowing arrangements consisting of facilities that the Company has been advised are available, but where no contractual lending obligation exists.

                   SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (In millions)

4.   Notes Payable and Subordinated Indebtedness
     -------------------------------------------

Notes payable consisted of the following:
                                                             December 31,
                                                           1996        1995
                                                           ----        ----

     5 3/8% Notes due 1996                                           $  150
     7.4% Medium-term Note due 1996                                      50
     6% Notes due 1997                                   $  200         200
     5 5/8% Notes due 1998                                  150         150
     5 1/2% Notes due 1999                                  200         200
     7 7/8% Notes due 1999                                  150         150
     6 5/8% Notes due 2000                                  150         150
     7.98% Notes due 2000                                   200         200
     7% Notes due 2000                                      150         150
     5 7/8% Notes due 2001                                  250
     S&P 500 Equity Linked Notes due 2001                    44
     6 1/2% Notes due 2002                                  150         150
     7.50% Notes due 2002                                   150         150
     6 5/8% Notes due 2003                                  200
     6 7/8% Notes due 2005                                  175         175
     7 1/8% Notes due 2006                                  200
     Other                                                   10          10
                                                         ------      ------
                                                         $2,379      $1,885
                                                         ======      ======

The Company has a $1,000 revolving credit agreement with a bank syndicate that extends through May 1999. In addition, the Company has a $500 364-day revolving credit agreement that extends through May 1997. Any amounts outstanding on the 364-day revolving credit agreement's termination date in May 1997 are due in May 1998. The total of these revolving credit agreements of $1,500 was available and undrawn at December 31, 1996.

The Company is limited by covenants in these revolving credit facilities as to the amount of dividends that may be paid to Travelers Group. The amount of dividends varies based upon, among other things, levels of net income of the Company. At December 31, 1996, the Company would have been able to remit approximately $659 to Travelers Group under its most restrictive covenants.

At December 31, 1996 and 1995, the fair value of notes payable was approximately $2,384 and $1,939, respectively. Fair value of long-term debt was estimated using quoted market prices.

Subordinated indebtedness consists of employee deferred compensation plans of $226 and $224 at December 31, 1996 and 1995, respectively. These plans have various maturities, primarily ranging from 1997 to 2001 with interest accrued based on the 30-day Treasury Bill rate.

                   SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (In millions)

4.   Notes Payable and Subordinated Indebtedness (Cont'd)
     ----------------------------------------------------

Notes payable and subordinated indebtedness at December 31, 1996 mature as follows:
                                          Principal
                              Year         Amount
                              ----        ---------
                              1997         $  273
                              1998            209
                              1999            375
                              2000            510
                              2001            297
                              Thereafter      941
                                           ------
                                           $2,605
                                           ======
5.   Lease Commitments
     -----------------

The Company leases certain office facilities and operating equipment under noncancelable and cancelable agreements. At December 31, 1996, future minimum rental commitments under long-term noncancelable lease agreements, expiring in various years to 2012, net of cumulative sublease income of $26, are as follows:

                            Annual Lease Commitments
                            ------------------------

                               1997         $146
                               1998          137
                               1999          111
                               2000           51
                               2001           38
                               Thereafter     88
                                            ----
                                            $571
                                            ====

Rent expense was $174, $184 and $200 for the years ended December 31, 1996, 1995 and 1994, respectively.

The Company, together with certain of its affiliates, leases, with an option to purchase, two buildings in New York City with a remaining lease term of three years.

6.   Fair Value of Financial Instruments
     -----------------------------------

At December 31, 1996, substantially all of the Company's financial instruments are carried at fair value or amounts approximating fair value, except for notes payable for which the fair value was $2,384 and $1,939 at December 31, 1996 and 1995, respectively (book value was $2,379 and $1,885, respectively, see note 4) and the Company's end user interest rate swaps, for which the fair value was $5 and $2 at December 31, 1996 and 1995, respectively (see Note 8). Financial instruments recorded at quoted market value in the Company's consolidated statement of financial condition include securities owned and securities sold not yet purchased.

                   SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (In millions)

6.   Fair Value of Financial Instruments (Cont'd)
     -------------------------------------------

The Company's financial instruments are short-term and carried at amounts which approximate fair value. These instruments include cash and cash equivalents, cash segregated and on deposit for federal and other regulations, reverse repurchase and repurchase agreements, securities borrowed and loaned, receivable from and payable to brokers and dealers and customers, commercial paper and other short-term borrowings, and accounts payable and accrued liabilities. At December 31, 1996 and 1995, the carrying value of subordinated indebtedness also approximates fair value.

7.   Trading Activities
     ------------------

The Company trades both cash and derivative financial instruments. While trading activities are primarily generated by client order flow, the Company also takes proprietary positions in interest rate, foreign exchange, debt, equity and commodity instruments based on expectations of future market movements and conditions. The Company's trading strategies rely on the joint management of its client-driven and proprietary transactions, along with the hedging and financing of these positions. This strategy helps reduce market risk and volatility in principal trading revenues.

Detailed information on principal trading revenues by product category follows:

                                                      1996       1995       1994
                                                      ----      ------      ----
Equities                                              $493      $  459      $392
Taxable fixed-income                                   257         305       239
Municipals                                             189         216       248
Foreign exchange, and other
 derivative financial instruments                       51          36        21
                                                      ----      ------      ----

   Total principal trading revenues                   $990      $1,016      $900
                                                      ====      ======      ====

The revenue amounts presented include gains and losses from cash instruments and related derivatives, including swaps, forwards, futures and options.

Equity revenues include realized and unrealized gains and losses on market-making and trading, primarily in over-the-counter, listed and convertible securities and options.

Taxable fixed-income revenues include realized and unrealized gains and losses on market-making and trading, primarily in U.S. Government and agencies obligations, mortgage and asset-backed securities and corporate debt and preferred securities, net of hedges in financial futures, options on financial futures and forward contracts.

Municipal revenues include realized and unrealized gains and losses in market-making and trading municipal and tax-exempt securities.

Foreign exchange revenues include realized and unrealized gains and losses in currency forward and options contracts.

                   SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (In millions)

7.   Trading Activities (Cont'd)
     ---------------------------

Other derivative financial instrument revenues include realized and unrealized gains and losses on swaps, caps, floors, and swaptions, net of related hedges, including financial futures and options, and non-derivative (or cash) financial instruments.

8.   Derivative Financial Instruments
     --------------------------------

Derivative financial instruments traded by the Company include forwards, futures, swaps and options, whose value is based upon an underlying asset, index or reference rate, and generally represent future commitments to exchange currencies or cash flows, or to purchase or sell other financial instruments at specific terms on specified future dates. A derivative contract may be traded on an exchange or over-the-counter ("OTC"). Exchange-traded derivatives are standardized and include futures and certain option contracts. OTC derivative contracts are negotiated between contracting parties and include forwards, swaps and certain options, including interest rate caps, floors and swaptions.

Derivative and non-derivative (or cash) financial instruments are subject to similar market and credit risks. The Company uses cash and derivative financial instruments in the normal course of its business primarily to facilitate customer transactions, and to manage exposure from loss due to interest rate, currency and market risk and in its proprietary activities. The risks of derivatives should not be viewed in isolation but rather should be considered on an aggregate basis along with risks related to the Company's non-derivative trading and other activities.

Market risk is the potential change in value caused by fluctuations in interest rates, foreign exchange rates, or market prices of an underlying financial instrument or index. Market risk is directly impacted by the volatility and liquidity in the markets in which financial instruments are traded. The Company seeks to control market risk related to trading financial instruments by measuring and monitoring risk limits across trading activities. In many cases, derivative financial instruments are used to hedge other on- and off-balance sheet transactions.

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Company's exposure to the credit risk associated with counterparty non-performance is limited to the net replacement cost of OTC contracts (including options held) in a gain position. Options written do not give rise to counterparty credit risk since they obligate the Company (not its counterparty) to perform. Exchange-traded financial instruments such as futures and certain options generally do not give rise to significant counterparty exposure due to the margin requirements of the individual exchanges.

                   SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (In millions)


8.   Derivative Financial Instruments (Cont'd)
     -----------------------------------------

For significant transactions, the Company's credit review process includes an initial evaluation of the counterparty's creditworthiness, with periodic reviews of credit standing, and collateral and various other credit enhancements obtained in certain circumstances. The Company establishes general counterparty credit limits by product type, taking into account the perceived risk associated with the product. Increases to these credit limits are determined individually based on the underlying financial strength and management of the counterparty. The usage and resultant exposure from these credit limits are monitored daily by the Company's Credit Analysis Group.

The Company's derivative contracts are generally short-term, with a weighted average maturity of approximately 7 1/2 months at December 31, 1996, and 7 months at December 31, 1995. The gross notional or contractual amounts of these derivative financial instruments set forth below do not represent the amounts subject to market risk, but are an indication of the volume of these transactions. In many cases, these financial instruments limit the Company's exposure to losses from market risk by hedging other on- and off-balance sheet transactions.

                                       Notional/Contract Amount
                              December 31, 1996      December 31, 1995
                              -----------------      -----------------
                              Purchase     Sale      Purchase     Sale
                              --------     ----      --------     ----

Mortgage-backed
  contracts (TBA)             $10,997     $11,490     $6,907     $7,479

Forward contracts:
  Foreign currency            $13,081     $14,174     $6,127     $7,568
  Precious metals                 359         359        465        465
  Interest rate and other         150                               297

Futures contracts:
  Foreign currency            $ 1,469     $   520     $1,458     $   11
  Financial                       467       3,110      2,889        493
  Commodities                       3          11          9          8

                                 Held     Written       Held     Written
                                 ----     -------       ----     -------
Options:
   OTC foreign currency       $ 5,849     $ 5,511     $3,266     $3,502
   Exchange-traded              1,295       1,128      2,201         62
   Interest rate caps,
     floors and swaptions       2,035       2,571        550      1,197
   OTC debt and equity            756         682        210        207

                               Open Contracts        Open Contracts
                               --------------        --------------
Interest rate and other swaps     $5,393                $2,305

                   SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (In millions)

8.   Derivative Financial Instruments (Cont'd)
     -----------------------------------------

Written foreign currency options consist of $2,373 and $3,138 of put and call contracts, respectively, at December 31, 1996 and $1,799 and $1,703 of put and call contracts, respectively, at December 31, 1995.

The fair values of these instruments at December 31, 1996 and 1995, which are recorded in the statements of financial condition, and the average fair values for the years, based on month-end balances, were as follows:

                                                              Average Fair Value
                                      Fair Value                  Year Ended
                                  December 31, 1996           December 31, 1996
                                  -----------------           -----------------
                                 Asset     Liability         Asset     Liability
                                 -----     ---------         -----     ---------

Mortgage-backed
  contracts (TBA)                 $ 46          $ 25          $ 47          $ 45
Forward contracts:
   Foreign currency                296           261           321           272
   Precious metals                   5             4             5             5
   Interest rate and other                                       1

Options:
   OTC foreign currency             73            75            60            65
   Exchange-traded                   5             7            10             9
   Interest rate caps,
     floors and swaptions           41            33            26            20
   OTC debt and equity              35            29            29            15
Interest rate and other swaps       16            47            19            46
                                  ----          ----          ----          ----
Total                             $517          $481          $518          $477
                                  ====          ====          ====          ====


                                                              Average Fair Value
                                      Fair Value                  Year Ended
                                  December 31, 1995           December 31, 1995
                                  -----------------           -----------------
                                 Asset     Liability         Asset     Liability
                                 -----     ---------         -----     ---------

Mortgage-backed
  contracts (TBA)                 $ 45          $ 38          $ 40          $ 39
Forward contracts:
   Foreign currency                156           101           273           242
   Precious metals                   5             5            12            12
Interest rate and other              7                           3             1

Options:
   OTC foreign currency             39            48            73            74
   Exchange-traded                   9             6            11            10
   Interest rate caps,
     floors and swaptions           62            39            40            27
   OTC debt and equity              66            13            34            13
Interest rate and other swaps       37            90            34            59
                                  ----          ----          ----          ----
Total                             $426          $340          $520          $477
                                  ====          ====          ====          ====

                   SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (In millions)

8.   Derivative Financial Instruments (Cont'd)
     -----------------------------------------

The fair values do not include receivables or payables related to exchange-traded futures contracts. Fair values for certain exchange-traded derivatives, principally futures and certain options, are based on quoted market prices. Futures contracts are settled in cash daily and therefore the receivable or payable is limited to one day's price move.

The fair value of a derivative contract represents the amount the Company would have to pay a third party to assume its obligations under the contract or the amount a third party would pay to receive the Company's benefits under the contract. The Company's OTC derivative financial instruments, principally forwards, options, and swaps, are generally marked-to-market by pricing models based on the present value of future cash flows, with adjustments, as required, for credit, liquidity and other costs. These adjustments are integral components of the mark to market process. Realized and unrealized gains and losses from derivatives are recognized on a trade date basis in the consolidated statement of operations in principal trading revenues. Following is a discussion of the Company's principal derivatives activities.

Mortgage-Backed Securities Contracts -- The Company trades mortgage-backed "to be announced" securities ("TBA") to facilitate customer transactions and to hedge proprietary inventory positions. At December 31, 1996 and 1995, over $9,005 and $5,674, respectively, of purchase and sale contracts represent offsetting purchases and sales of the same security, and substantially all of the total contract values were for settlement within 60 days.

Foreign Currency Contracts -- In its role as a market intermediary, the Company acts as a principal in currency forward and options contracts, primarily to facilitate customer transactions. These transactions expose the firm to foreign exchange rate risk, which is generally hedged by entering into foreign currency forward, futures and options contracts with inverse market risk profiles.

At December 31, 1996 and 1995, approximately 81% and 83%, respectively, of foreign currency derivative instruments were for settlement within 90 days, and related primarily to major currencies such as the Japanese yen, German mark and British pound.

Financial Futures and Options on Futures Contracts -- The Company trades financial futures contracts and options on financial futures, primarily to hedge proprietary inventory positions.

Precious Metals Contracts -- Forward precious metals contracts are entered into to facilitate customer transactions. These contracts call for settlement in the London Bullion Market, which is used globally for hedging and trading purposes. The Company may use precious metals futures as hedges of its forward inventory to reduce market risk.

                   SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (In millions)

8.   Derivative Financial Instruments (Cont'd)
     -----------------------------------------

Interest Rate Products -- The Company structures interest rate swaps and writes interest rate caps, floors and swaptions as part of its proprietary trading strategy. These instruments are hedged with derivative financial instruments, including financial futures and options, and non-derivative (or cash) financial instruments.

In addition, the Company has entered into an interest rate swap contract as an end user to manage interest rate risk related to certain variable rate obligations. Under this swap, the Company has fixed $475 of its variable rate obligations at an average rate of 5.2%. This swap is accounted for as a hedge of the related liabilities; therefore an unrealized gain on this swap of $5 and $2 at December 31, 1996 and 1995 resepectively, is not recorded in the consolidated financial statements. The difference to be received or paid on the swap is recorded as an adjustment to expense as incurred and any related receivable from or payable to the counterparty is recorded as an asset or liability, accordingly.

Option Contracts -- As a writer of option contracts, the Company receives a fee to become obligated to buy or sell financial instruments for a period of time at the holder's option. During this period, the Company bears the risk of an unfavorable change in the market value of the financial instrument underlying the option, but has no credit risk, as the counterparty has no performance obligation to the Company once it has paid its cash premium.

9.   Commitments and Contingencies
     -----------------------------

The Company trades "when-issued" fixed income securities, primarily to facilitate customer transactions and to hedge proprietary inventory positions. At December 31, 1996, the Company had commitments to purchase and sell $281 and $20, respectively, of when-issued fixed income securities. At December 31, 1995, the Company had commitments to purchase and sell $369 and $324, of when-issued fixed income securities.

The Company had outstanding commitments to underwrite variable rate municipal securities totaling $346 and $800 at December 31, 1996 and 1995, respectively; conditions of the offerings include bond insurance and liquidity support facilities.

The Company had obtained letters of credit aggregating $147 and $119 at December 31, 1996 and 1995, respectively, of which $147 and $112, respectively, were used to satisfy various collateral and deposit requirements principally with clearing organizations.

The Company has entered into purchase agreements with various municipal issuers, whereby the Company has purchased securities for forward delivery. These securities have been sold to the public for the same forward delivery dates. The total value of these commitments at December 31, 1996 and 1995, is $438 and $475, respectively.

                   SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (In millions)

9.   Commitments and Contingencies (Cont'd)
     --------------------------------------

At December 31, 1996 and 1995, the Company borrowed securities having a market value of $2,085 and $451, respectively, against which it pledged securities having a market value of $2,132 and $459, respectively.

At December 31, 1996 and 1995, the Company had outstanding forward repurchase agreements totaling $725 and $1,200, respectively, and forward reverse repurchase agreements totaling $500 and $625, respectively. These commitments represent forward financing trades with agreed upon interest rates, principal amounts and delivery dates.

The Company has provided a residual value guarantee of $586 in connection with the lease of the buildings occupied by the Company's executive offices and New York operations.

On July 31, 1993, Smith Barney (then known as Smith Barney, Harris Upham & Co. Incorporated), along with certain of its affiliates and Travelers Group (then known as Primerica Corporation), acquired the domestic retail brokerage and asset management businesses (the "Shearson Acquisition") of Lehman Brothers Holdings Inc. (then known as Shearson Lehman Brothers Holdings Inc.) and its subsidiaries. In conjunction with the Shearson Acquisition, the Company has agreed to pay American Express Company additional amounts contingent upon the Company's future performance, consisting of up to $50 per year for three years based upon the Company's revenues and 10% of the Company's after-tax profits in excess of $250 per year over a five-year period. Amounts paid under this agreement amounted to $110 and $76 in 1996 and 1995, respectively. The contingent consideration will be accounted for prospectively, as additional purchase price, which will result in amortization over periods of up to 20 years.

In management's opinion, commitments outstanding will settle without a material adverse effect on the financial position, liquidity or the results of operations of the Company.

The Company has been named as a defendant in legal actions relating to its operations, some of which seek damages of material or indeterminate amounts. In addition, from time to time the Company is a party to examinations and inquiries by various regulatory and self-regulatory bodies. In the opinion of management, based on consultation with legal counsel, these matters would not be likely to have a material adverse effect on the results of operations, the financial position or liquidity of the Company.

10.   Concentrations of Credit Risk
      -----------------------------

As a major securities firm, the Company is actively involved in securities underwriting, brokerage, distribution and trading. These and other related services are provided on a worldwide basis to a large and diversified group of clients and customers, including multinational corporations, governments, emerging growth companies, financial institutions and individual investors.

                   SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (In millions)

10.   Concentrations of Credit Risk (Cont'd)
      --------------------------------------

A substantial portion of the Company's securities and commodities transactions are collateralized and executed with and on behalf of commercial banks and other institutional investors, including other brokers and dealers. The Company's exposure to credit risk associated with the non-performance of these customers and counterparties in fulfilling their contractual obligations can be directly impacted by volatile or illiquid trading markets, which may impair the ability of customers and counterparties to satisfy their obligations to the Company.

Substantially all of the collateral bonds held by the Company for reverse repurchase agreements and bonds borrowed (included in securities borrowed), which together represented 39% of total assets at December 31, 1996, consisted of securities issued by the U.S. government or federal agencies. The Company's most significant counterparty concentrations are other brokers and dealers, commercial banks, institutional clients and other financial institutions. This concentration arises in the normal course of the Company's business.

11.   Income Taxes
      ------------

Under an income tax allocation agreement with Travelers Group, the Company's federal, state and local income taxes are provided on a separate return basis and are subject to the utilization of tax attributes in Travelers Group's consolidated income tax provision.

The following summarizes the provision for income taxes:

                                                         Year ended December 31,
                                                         -----------------------
                                                         1996     1995     1994
                                                         -----    -----    ----
Current tax provision:
   Federal                                               $ 507    $ 354    $196
   State and local                                         103      105      65
   Foreign                                                   8        4       1
Deferred tax (benefit)/provision:
   Federal                                                 (35)     (29)     18
   State and local                                         (12)      (8)      8
                                                         -----    -----    ----
                                                         $ 571    $ 426    $288
                                                         =====    =====    ====

The net asset for deferred income taxes relates to the following:

                                                          December 31,
                                                         --------------
Deferred tax assets:                                     1996     1995
                                                         -----    -----
  Compensation and related benefits                      $ 334    $ 277
  Other deferred tax assets                                109      105
                                                         -----    -----
                                                           443      382
                                                         -----    -----
Deferred tax liabilities:
  Intangible assets                                       (293)    (339)
  Depreciation and related costs                           (59)     (24)
  Other deferred tax liabilities                           (36)     (11)
                                                         -----    -----
                                                          (388)    (374)
                                                         -----    -----
Net deferred tax asset                                   $  55    $   8
                                                         =====    =====

                   SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (In millions)

11.   Income Taxes (Cont'd)
      ---------------------

The following is a reconciliation of the income tax provision to the amount computed by applying the federal statutory rate to income before taxes:

                                                    Year ended December 31,
                                                --------------------------------
                                                 1996         1995         1994
                                                ------       ------       ------
Income tax provision computed
  at federal statutory rate                     $  509       $  357       $ 237

Changes resulting from the tax effect of:

  Foreign, state and local taxes,
    net of federal benefit                          61           63          47
  Other, net                                         1            6           4
                                                ------       ------       -----
                                                $  571       $  426       $ 288
                                                ======       ======       =====

12.   Net Capital Requirements
      ------------------------

Smith Barney, as a broker-dealer, is subject to the Uniform Net Capital Rule of the Securities and Exchange Commission ("SEC") (Rule 15c3-1). Under the alternative method permitted by this rule, net capital, as defined, shall not be less than 2% of aggregate debit items arising from customer transactions, as defined. At December 31, 1996, net capital of $1,216 exceeded the requirement by $1,060. At December 31, 1995, net capital of $1,139 exceeded the requirement by $1,007.

The Robinson-Humphrey Company, Inc. ("RH Co."), a broker-dealer and a wholly owned subsidiary of Smith Barney, is also subject to Rule 15c3-1. Under the basic method permitted by this rule, RH Co., as a block positioner pursuant to Rule 97.30 of the New York Stock Exchange, Inc., is required to maintain net capital of $1. At December 31, 1996, RH Co.'s net capital, as defined, of $79 exceeded the minimum requirement by $78. At December 31, 1995 net capital of $65 exceeded the minimum requirement by $64.

Smith Barney Europe, Ltd., a United Kingdom registered broker-dealer and a wholly owned subsidiary of the Company, is subject to capital requirements of the Securities and Futures Authority ("SFA"). Financial resources must exceed the financial resources requirement as defined by the SFA. At December 31, 1996, financial resources of $150 exceeded the minimum requirement by $104. At December 31, 1995, financial resources of $111 exceeded the minimum requirement by $63.

Advances, dividend payments and other equity withdrawals from Smith Barney and other regulated subsidiaries are restricted by the regulations of the SEC, New York Stock Exchange and other regulatory agencies. These regulatory restrictions may limit the amounts that these subsidiaries pay as dividends or advances to the Company.

                   SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (In millions)

13.   Employee Benefit Plans
      ----------------------

The Company participates in a noncontributory defined benefit pension plan with Travelers Group that covers substantially all U.S. employees. Separate plans are maintained to cover foreign employees. These plans resulted in expenses of $21, $45 and $41 for the years ended December 31, 1996, 1995 and 1994, respectively.

In addition, the Company provides other postretirement and postemployment benefits, primarily related to disability and severance related costs. During 1996, 1995 and 1994, expenses for these benefits totaled $7, $6, and $11, respectively.

The Company, through Travelers Group, has a defined contribution employee savings plan covering substantially all U.S. employees. In addition, the Company has various incentive plans under which stock of Travelers Group is purchased for subsequent distribution to employees, subject to vesting requirements. These plans resulted in expenses of $186, $163 and $126 for the years ended December 31, 1996, 1995 and 1994, respectively.

The Company participates in a stock option plan sponsored by Travelers Group that provides for the granting of stock options in Travelers Group common stock to officers and key employees. The Company applies Accounting Principles Board Opinion No. 25 ("APB 25") and related interpretations in accounting for stock options. Since stock options are issued at fair market value on the date of award, no compensation cost has been recognized for these awards. In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"). This statement provides an alternative to APB 25 whereby fair values may be ascribed to options using a valuation model and amortized to compensation cost over the vesting period of the options. Had the Company applied SFAS 123 in accounting for stock options, net income would have been reduced by $14 and $5 in 1996 and 1995, respectively.

14.   Related Party Transactions
      --------------------------

The Company has entered into various related party transactions with Travelers Group. Other than the transactions disclosed in the Financial Statements and elsewhere in the Notes, these amounts are immaterial at December 31, 1996. The Company believes that amounts arising through related party transactions are reasonable and approximate the amounts that would have been incurred if the Company operated as an unaffiliated entity.

15.   Other Events
      ------------

In November 1994, the Company sold a 20% equity investment in HG Asia Holdings Ltd., which was acquired in 1992, for $55, recording an after-tax gain of $21 ($34 pre-tax).

                   SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (In millions)

16.   Quarterly Financial Data (unaudited)
      ------------------------------------

Quarterly results for the year ended December 31, 1996 were as follows:

                                                 Quarter ended
                               -------------------------------------------------
                               March 31    June 30    September 30   December 31
                               --------    -------    ------------   -----------

Non-interest revenues            $1,505     $1,501          $1,394        $1,448

Net interest and dividends           95        100             106           118
                                 ------     ------          ------        ------

Net revenues                      1,600      1,601           1,500         1,566

Expenses, excluding interest      1,234      1,227           1,159         1,193
                                 ------     ------          ------        ------

  Income before provision
    for income taxes                366        374             341           373

Provision for income taxes          143        145             134           149
                                 ------     ------          ------        ------

    Net income                   $  223     $  229          $  207        $  224
                                 ======     ======          ======        ======

Quarterly results for the year ended December 31, 1995 were as follows:

                                                 Quarter ended
                               -------------------------------------------------
                               March 31    June 30    September 30   December 31
                               --------    -------    ------------   -----------

Non-interest revenues            $1,111     $1,216          $1,330        $1,374

Net interest and dividends           92         97              93            95
                                 ------     ------          ------        ------

Net revenues                      1,203      1,313           1,423         1,469

Expenses, excluding interest      1,028      1,083           1,123         1,153
                                 ------     ------          ------        ------

Income before provision
    for income taxes                175        230             300           316

Provision for income taxes           76         97             123           130
                                 ------     ------          ------        ------

  Net income                     $   99     $  133          $  177        $  186
                                 ======     ======          ======        ======

                                                                      Schedule I

                           SMITH BARNEY HOLDINGS INC.
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                   CONDENSED STATEMENTS OF FINANCIAL CONDITION
                              (Parent Company Only)
                        (In millions, except share data)

              ASSETS                                              December 31,
              ------                                            ----------------
                                                                 1996      1995
                                                                ------    ------

Investment in subsidiaries, at equity                           $2,744    $2,539

Receivable from subsidiaries                                     1,754     1,148

Notes receivable                                                   709       715

Subordinated notes receivable                                      800       766

Other assets                                                       410       277
                                                                ------    ------

                                                                $6,417    $5,445
                                                                ======    ======

      LIABILITIES AND STOCKHOLDER'S EQUITY
      ------------------------------------

Short-term borrowings                                           $   97    $  140

Drafts payable                                                     895       598

Notes payable                                                    2,382     1,891

Accounts payable and accrued liabilities                           285       342
                                                                ------    ------

                                                                 3,659     2,971
                                                                ------    ------

Stockholder's equity:

  Common stock ($.10 par, 1,000 shares authorized;
    100 shares issued and outstanding)

  Additional paid-in capital                                     1,803     1,803

  Retained earnings                                                951       666

  Cumulative translation adjustment                                  4         5
                                                                ------    ------

                                                                 2,758     2,474
                                                                ------    ------

                                                                $6,417    $5,445
                                                                ======    ======

                  The accompanying notes are an integral part
                    of these condensed financial statements.

                                                                      Schedule I

                           SMITH BARNEY HOLDINGS INC.
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                       CONDENSED STATEMENTS OF OPERATIONS
                              (Parent Company Only)
                                  (In millions)

                                                         Year ended December 31,
                                                         -----------------------
                                                         1996     1995     1994
                                                         ----     ----     ----
Revenues:

  Interest and dividends                                 $163     $142     $121

  Other                                                     5        7       14
                                                         ----     ----     ----

    Total revenues                                        168      149      135

  Interest expense                                        143      126      103
                                                         ----     ----     ----

    Revenues, net of interest expense                      25       23       32
                                                         ----     ----     ----

Total expenses, excluding interest                          4        6        1
                                                         ----     ----     ----

Gain on sale of equity investment                                            34
                                                                           ----

    Income before provision for income taxes
      and equity in earnings of subsidiaries               21       17       65

Provision for income taxes                                  8        7       25
                                                         ----     ----     ----

    Income before equity in earnings of
      subsidiaries                                         13       10       40

Equity in earnings of subsidiaries                        870      585      348
                                                         ----     ----     ----

    Net income                                           $883     $595     $388
                                                         ====     ====     ====

                   The accompanying notes are an integral part
                    of these condensed financial statements.

                                                                      Schedule I

                           SMITH BARNEY HOLDINGS INC.
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                       CONDENSED STATEMENTS OF CASH FLOWS
                              (Parent Company Only)
                                  (In millions)

                                                         Year ended December 31,
                                                         -----------------------
                                                         1996    1995    1994
                                                         -----   -----   -----
Cash flows from operating activities:

  Net income                                             $ 883   $ 595   $ 388
  Adjustments to reconcile net income to cash
    (used in) provided by operating activities:
   Equity in earnings of subsidiaries                     (870)   (585)   (348)
   Gain on sale of equity investment                                       (34)

Net change in operating assets and liabilities:
  Receivable from subsidiaries                            (656)   (511)     93
  Dividends received from subsidiaries                     730     358     218
  Other assets                                            (133)    (87)    (59)
  Accounts payable and accrued liabilities                  36      70      26
                                                         -----   -----   -----

    Cash (used in) provided by operating activities        (10)   (160)    284
                                                         -----   -----   -----
Cash flows from investing activities:

  Capital contributions to subsidiaries                    (20)    (66)    (35)
  Payments of notes receivable                              15
  Issuance of notes receivable                              (9)    (26)   (134)
  Issuance of subordinated notes receivable                (34)    (84)   (200)
  Proceeds from sale of equity investment                                   55
                                                         -----   -----   -----

    Cash used in investing activities                      (48)   (176)   (314)
                                                         -----   -----   -----
Cash flows from financing activities:

  (Repayments of) proceeds from short-term
    borrowings, net                                        (43)   (257)    212
  Proceeds from drafts payable, net                        297     476       3
  Proceeds from notes payable                              690     825     608
  Repayments of notes payable                             (202)   (409)   (426)
  Repayments of subordinated indebtedness                                 (150)
  Dividends paid to Travelers Group                       (684)   (299)   (217)
                                                         -----   -----   -----

    Cash provided by financing activities                   58     336      30
                                                         -----   -----   -----

Change in cash during the year                               0       0       0

Cash at beginning of year                                    0       0       0
                                                         -----   -----   -----

Cash at end of year                                      $   0   $   0   $   0
                                                         =====   =====   =====

Supplemental disclosure of cash flow information:

  Dividends declared but not paid                        $ 100   $ 186   $  47
                                                         =====   =====   =====

                   The accompanying notes are an integral part
                    of these condensed financial statements.

                                                                      Schedule I

                           SMITH BARNEY HOLDINGS INC.
             NOTES TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                              (Parent Company Only)
                                  (In millions)

1.   Basis of presentation
     ---------------------

     The condensed financial statements of Smith Barney Holdings Inc. ("SBH"), a wholly owned subsidiary of Travelers Group Inc., should be read in conjunction with the consolidated financial statements of SBH and its subsidiaries. Certain reclassifications have been made to prior year amounts to conform to current year presentations.

2.   Notes Payable
     -------------

     Notes payable consisted of the following:

                                                             December 31,
                                                          -----------------
                                                           1996       1995
                                                          ------     ------

     5 3/8% Notes due 1996                                           $  150
     7.4% Medium-term Note due 1996                                      50
     6% Notes due 1997                                    $  200        200
     5 5/8% Notes due 1998                                   150        150
     5 1/2% Notes due 1999                                   200        200
     7 7/8% Notes due 1999                                   150        150
     6 5/8% Notes due 2000                                   150        150
     7.98% Notes due 2000                                    200        200
     7% Notes due 2000                                       150        150
     5 7/8% Notes due 2001                                   250
     S&P 500 Equity Linked Notes due 2001                     44
     6 1/2% Notes due 2002                                   150        150
     7.50% Notes due 2002                                    150        150
     6 5/8% Notes due 2003                                   200
     6 7/8% Notes due 2005                                   175        175
     7 1/8% Notes due 2006                                   200
     Other                                                    13         16
                                                          ------     ------

                                                          $2,382     $1,891
                                                          ======     ======

     SBH has a $1,000 revolving credit agreement with a bank syndicate that extends through May 1999. In addition, SBH has a $500 364-day revolving credit agreement that extends through May 1997. Any amounts outstanding on the 364-day revolving credit agreement's termination date in May 1997 are due in May 1998. The total of these revolving credit agreements of $1,500 was available and undrawn at December 31, 1996.

                                                                      Schedule I

                           SMITH BARNEY HOLDINGS INC.
             NOTES TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                              (Parent Company Only)
                                  (In millions)

2.   Notes Payable (Cont'd)
     ----------------------

     Notes payable at December 31, 1996 mature as follows:

                                             Principal
                             Year             Amount
                             ----            ---------

                             1997            $  213
                             1998               150
                             1999               350
                             2000               500
                             2001               294
                             Thereafter         875
                                             ------
                                             $2,382
                                             ======

3.   Related Party Transactions
     --------------------------

     SBH engages in various transactions with its subsidiaries that are characteristic of a consolidated group under common control. As a public debt issuer, SBH has access to long-term sources of funds which are loaned from SBH to certain of its subsidiaries. Such intercompany advances are payable on demand and bear interest at varying rates.

     Dividends and capital distributions declared to SBH by its subsidiaries for the three years ended December 31, 1996, 1995 and 1994 were $681, $486 and $191, respectively.

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

3.02      Restated By-laws of the Company, as amended September
          26, 1994, incorporated by reference to Exhibit 3.2 to the Company's 1994 10-K.

10.01.1 Three-Year Competitive Advance and Revolving Credit Facility Agreement (the "Three-Year Competitive Advance and Revolving Credit Facility Agreement") dated as of July 23, 1993, as amended and restated as of May 31, 1994, among the Company, the Lenders named therein, Chemical Bank, Citibank, N.A. and Credit Lyonnais New York Branch as Managing Agents, the banks named therein as Co-Agents and Chemical Bank as Administrative Agent, incorporated by reference to Exhibit 10.02 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1994 (File No. 1-12484) (the "Company's September 30, 1994 10-Q").

10.01.2 Cumulative Amendment dated as of May 28, 1996 to the Three-Year Competitive Advance and Revolving Credit Facility Agreement, incorporated by reference to
          Exhibit 10.01 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1996 (File No. 1-12484) (the "Company's September 30, 1996 10-Q").

10.02     Amended and Restated Lease dated as of December 30,
          1994 between State Street Bank and Trust Company of
          Connecticut, National Association, as Trustee
          (Lessor), and Smith Barney Inc., Mutual Management Corp., Smith Barney Mutual Funds Management Inc. and The
          Travelers Inc., as tenants in common (Lessee), incorporated by reference to Exhibit 10.03 to the Company's 1994 10-K.

12.01     Computation of ratio of earnings to fixed charges.          Electronic

21.01 Pursuant to General Instruction I of Form 10-K, the list of subsidiaries of the Company is omitted.

23.01     Consent of Coopers & Lybrand L.L.P.                         Electronic

EXHIBIT                                                               FILING
NUMBER    DESCRIPTION OF EXHIBIT                                      METHOD
------    ----------------------                                      ------
24.01     Powers of Attorney of certain directors of the Company.     Electronic

27.01     Financial Data Schedule.                                    Electronic

99.01     The third paragraph on page 2 of the Company's Current      Electronic
          Report on Form 8-K dated November 9, 1993, the second paragraph on page 10 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995
          (the "Company's 1995 10-K") and the first paragraph on page 19 of the Company's September 30, 1996 10-Q.

99.02     The second paragraph on page 16 of the Company's            Electronic
          September 30, 1994 10-Q, the fourth paragraph on page
          10 of the Company's 1995 10-K and the second paragraph on page 19 of the Company September 30, 1996 10-Q.

99.03     The third paragraph on page 16 of the Company's             Electronic
          September 30, 1994 10-Q and the last paragraph on page
          10 of the Company's 1995 10-K.

99.04     The second paragraph on page 2 of the Company's Current     Electronic
          Report on Form 8-K dated August 7, 1996 (filed August
          7, 1996).

99.05     The second paragraph on page 2 of the Company's Current     Electronic
          Report on Form 8-K dated March 6, 1997 (filed March 7,
          1997).

      The total amount of securities authorized pursuant to any instrument defining rights of holders of long-term debt of the Company does not exceed 10% of the total assets of the Company and its consolidated subsidiaries. The Company will furnish copies of any such instrument to the Commission upon request.

      Copies of any of the exhibits referred to above will be furnished at a cost of $.25 per page to security holders who make written request therefor to Smith Barney Holdings Inc., 388 Greenwich Street, New York, New York 10013, Attention: Corporate Secretary.