Form 10-Q
period 1997-03-31
SMITH BARNEY HOLDINGS INC
filed 1997-05-13
CIK 911562

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    ---------

                                    FORM 10-Q

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                       OR

[  ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         FOR THE TRANSITION PERIOD FROM ___ TO ___

                         COMMISSION FILE NUMBER 1-12484

                           SMITH BARNEY HOLDINGS INC.
             (Exact name of registrant as specified in its charter)

                 DELAWARE                                       06-1274088
     -------------------------------                         ------------------
     (State or other jurisdiction of                         (I.R.S. Employer
     incorporation or organization)                          Identification No.)


         388 GREENWICH STREET
           NEW YORK, NEW YORK                                      10013
         ---------------------                                   --------
          (Address of principal                                 (Zip Code)
           executive offices)

         Registrant's telephone number, including area code: (212) 816-6000
                                                            ----------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.    Yes  X   No
                                                                 ----    ---

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

                   SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES

                                    FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1997



                                TABLE OF CONTENTS
                                ------------------


Part I.        FINANCIAL INFORMATION                                                       PAGE NUMBER
               ---------------------                                                       -----------
  Item 1.      Financial Statements:

                 Condensed Consolidated Statements of Operations
                  (Unaudited) - Three Months Ended
                    March 31, 1997 and 1996                                                         3

                 Condensed Consolidated Statements of Financial Condition -
                   March 31, 1997 (Unaudited) and December 31, 1996                                 4

                 Condensed Consolidated Statements of Cash Flows (Unaudited) -
                   Three Months Ended March 31, 1997 and 1996                                   5 - 6

                 Notes to Condensed Consolidated Financial Statements
                   (Unaudited)                                                                 7 - 13


  Item 2.      Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                                          14 - 17


Part II.       OTHER INFORMATION
               -----------------
  Item 1.      Legal Proceedings                                                                   18

  Item 6.      Exhibits and Reports on Form 8-K                                               18 - 19


Exhibit Index                                                                                      20


Signatures                                                                                         21

                            SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                            (UNAUDITED)
                                           (IN MILLIONS)


                                                                             Three months ended
                                                                                  March 31,
                                                                             ------------------
                                                                               1997        1996
                                                                               ----        ----

Revenues:

  Commissions                                                                $  607      $  605
  Principal transactions                                                        264         278
  Investment banking                                                            264         277
  Asset management and administration fees                                      376         317
  Other                                                                          26          28
                                                                             ------      ------

    Total non-interest revenues                                               1,537       1,505
                                                                             ------      ------

  Interest and dividends                                                        561         445
  Interest expense                                                              444         350
                                                                             ------      ------

    Net interest and dividends                                                  117          95
                                                                             ------      ------

    Net revenues                                                              1,654       1,600
                                                                             ------      ------
Expenses, excluding interest:

  Employee compensation and benefits                                            915         913
  Communications                                                                 73          74
  Occupancy and equipment                                                        63          65
  Floor brokerage and other production                                           43          39
  Other operating and administrative expenses                                   161         143
                                                                             ------      ------

    Total expenses, excluding interest                                        1,255       1,234
                                                                             ------      ------

    Income before provision for income taxes                                    399         366

Provision for income taxes                                                      161         143
                                                                             ------      ------

Net income                                                                   $  238      $  223
                                                                             ======      ======



                           The accompanying notes are an integral part
                      of these condensed consolidated financial statements.

                             SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                  (IN MILLIONS, EXCEPT SHARE DATA)



                                                                    March 31,          December 31,
         ASSETS                                                       1997                1996
         ------                                                    ----------          ------------
                                                                  (Unaudited)


Cash and cash equivalents                                           $   327               $   405

Cash segregated and on deposit
  for Federal and other regulations                                   1,266                 1,256

Securities purchased under agreements to resell                      17,392                16,345

Deposits paid for securities borrowed                                 9,153                 8,935

Receivable from brokers and dealers                                     715                   323

Receivable from customers                                             7,199                 6,981

Securities owned, at market value                                    12,247                12,465

Property, equipment and leasehold improvements,
  at cost, net of accumulated depreciation and
  amortization of $259 and $242, respectively                           435                   438

Excess of purchase price over fair value of net
  assets acquired, net of accumulated amortization
  of $72 and $70, respectively                                          276                   278

Other assets                                                          3,645                 3,807
                                                                     ------                ------

                                                                    $52,655               $51,233
                                                                    =======               =======
        LIABILITIES AND STOCKHOLDER'S EQUITY
        ------------------------------------

Commercial paper and other short-term borrowings                    $ 3,752               $ 3,217

Securities sold under agreements to repurchase                       19,017                19,637

Deposits received for securities loaned                               6,693                 4,034

Payable to brokers and dealers                                          215                   221

Payable to customers                                                  4,475                 5,588

Securities sold not yet purchased, at market value                    8,634                 8,378

Notes payable                                                         2,495                 2,379

Accounts payable and accrued liabilities                              4,274                 4,795

Subordinated indebtedness                                               225                   226
                                                                     ------                ------

                                                                     49,780                48,475
                                                                     ------                ------
Stockholder's equity:

  Common stock ($.10 par value, 1,000 shares authorized;
    100 shares issued and outstanding)

  Additional paid-in capital                                          1,803                 1,803

  Retained earnings                                                   1,069                   951

  Cumulative translation adjustment                                       3                     4
                                                                     ------                ------

                                                                      2,875                 2,758
                                                                     ------                ------

                                                                    $52,655               $51,233
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

                        SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (UNAUDITED)
                                       (IN MILLIONS)


                                                                         Three months ended
                                                                              March 31,
                                                                        ----------------------
                                                                         1997            1996
                                                                         ----            ----

Cash flows from operating activities:

  Net income                                                          $   238         $   223
  Adjustments to reconcile net income to cash
     used in operating activities:

     Depreciation and amortization                                         51              46
     Deferred tax provision                                                42              30

  (Increase) decrease in operating assets:
    Cash segregated and on deposit for
      Federal and other regulations                                       (10)             47
    Securities purchased under agreements to resell                    (1,047)           (539)
    Deposits paid for securities borrowed                                (218)         (1,176)
    Receivable from brokers and dealers                                  (392)         (1,729)
    Receivable from customers                                            (218)           (321)
    Securities owned, at market value                                     218          (1,361)
    Other assets                                                          146             776

  Increase (decrease) in operating liabilities:

    Securities sold under agreements to repurchase                       (620)          1,509
    Deposits received for securities loaned                             2,659             289
    Payable to brokers and dealers                                         (6)            432
    Payable to customers                                               (1,113)           (493)
    Securities sold not yet purchased,
      at market value                                                     256           2,446
    Accounts payable and accrued liabilities                             (578)           (292)
                                                                      -------         -------

      Cash used in operating activities                                  (592)           (113)
                                                                      -------         -------

Cash flows from investing activities:

  Purchase of property, equipment and
    leasehold improvements                                                (26)            (23)
  Other                                                                    (7)            (53)
                                                                      -------         -------

      Cash used in investing activities                                   (33)            (76)
                                                                      -------         -------

                            (continued on next page)

                   SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                  (IN MILLIONS)
                                   (CONTINUED)


                                                                         Three Months ended
                                                                               March 31,
                                                                        ----------------------
                                                                         1997            1996
                                                                         ----            ----

Cash flows from financing activities:

  Proceeds from (repayments of) commercial paper
    and other short-term borrowings, net                              $   535         $  (265)
  Proceeds from notes payable                                             316             250
  Repayments of notes payable                                            (200)
  Repayments of subordinated indebtedness                                  (1)             (2)
  Dividends paid                                                         (102)           (186)
                                                                      -------         -------

Cash provided by (used in) financing activities                           548            (203)
                                                                      -------         -------

Effect of exchange rate changes on cash                                    (1)             (2)
                                                                      -------         -------

Net change in cash and cash equivalents                                   (78)           (394)

Cash and cash equivalents, beginning of period                            405             612
                                                                      -------         -------

Cash and cash equivalents, end of period                              $   327         $   218
                                                                      =======         =======


Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for:

  Interest                                                            $   428         $   353
                                                                      =======         =======

  Income taxes                                                        $    42         $    34
                                                                      =======         =======


Dividends declared but not paid                                       $   118         $   223
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

These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

Certain financial information that is normally included in financial statements prepared in accordance with generally accepted accounting principles but is not required for interim reporting purposes has been condensed or omitted. Certain reclassifications have been made to prior period amounts to conform to current period presentations.

ACCOUNTING PRONOUNCEMENTS

In June 1996, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 125, ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES ("FAS 125"). FAS 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. These standards are based on an approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. FAS 125 provides standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. This Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and is to be applied prospectively; however, the FASB has issued Statement of Financial Accounting Standards No. 127 which delays until January 1, 1998 the effective date of certain provisions. Earlier or retroactive application is not permitted. The adoption of the provisions of this statement effective January 1, 1997 did not have a material impact on the results of operations, financial condition or liquidity of the Company. The Company is currently evaluating the impact of the provisions whose effective date has been delayed until January 1, 1998.

                            SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                            (UNAUDITED)
                                           (IN MILLIONS)

2.   SECURITIES, AT MARKET VALUE
     ---------------------------
Securities consisted of the following:



                                                                   March 31,           December 31,
SECURITIES OWNED                                                      1997                 1996
----------------                                                 -------------         ------------
  U.S. Government and agencies
    obligations                                                    $ 6,253              $ 6,564
  Corporate debt                                                     2,858                2,841
  Commercial paper and
    other short-term debt                                              960                  958
  State and municipal obligations                                      772                  818
  Corporate convertibles, equities
    and other securities                                             1,404                1,284
                                                                 ---------             --------
                                                                   $12,247              $12,465
                                                                 =========             ========


                                                                 March 31,         December 31,
SECURITIES SOLD NOT YET PURCHASED                                  1997                1996
---------------------------------                              -----------         -------------

  U.S. Government and agencies
    obligations                                                     $7,482               $7,388
  Corporate convertibles and equities                                  403                  379
  Corporate debt and other securities                                  749                  611
                                                                    ------               ------
                                                                    $8,634               $8,378
                                                                    ======               ======


3.   COMMERCIAL PAPER AND OTHER SHORT-TERM BORROWINGS
     -------------------------------------------------

Commercial paper and other short-term borrowings include commercial paper and bank loans and other borrowings used to finance operations, including the securities settlement process. The bank loans and other borrowings bear interest at variable rates based primarily on the Federal Funds interest rate. Smith Barney's commercial paper program consists of both discounted and interest-bearing paper.

Commercial paper and other short-term borrowings consisted of the following:

                                                 March 31,        December 31,
                                                   1997               1996
                                              --------------     ---------------

  Commercial paper                                    $3,421              $3,028
  Bank loans and other borrowings                        331                 189
                                                      ------              ------
                                                      $3,752              $3,217
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

                            SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                            (UNAUDITED)
                                           (IN MILLIONS)


4.   NOTES PAYABLE AND SUBORDINATED INDEBTEDNESS
     -------------------------------------------

Notes payable consisted of the following:


                                                               March 31,           December 31,
                                                                 1997                  1996
                                                             ------------          ------------

  6% Notes due 1997                                                                    $  200
  5 5/8% Notes due 1998                                          $  150                   150
  5 1/2% Notes due 1999                                             200                   200
  7 7/8% Notes due 1999                                             150                   150
  6 5/8% Notes due 2000                                             150                   150
  7.98% Notes due 2000                                              200                   200
  7% Notes due 2000                                                 150                   150
  5 7/8% Notes due 2001                                             250                   250
  S&P 500 Equity Linked Notes due 2001                               46                    44
  S&P 500 Equity Linked Notes due 2002                               64
  6 1/2% Notes due 2002                                             150                   150
  7.50% Notes due 2002                                              150                   150
  6 5/8% Notes due 2003                                             200                   200
  7% Notes due 2004                                                 250
  6 7/8% Notes due 2005                                             175                   175
  7 1/8% Notes due 2006                                             200                   200
  Other                                                              10                    10
                                                                 ------                ------
                                                                 $2,495                $2,379
                                                                 ======                ======

The Company has a $1,000 revolving credit agreement with a bank syndicate that extends through May 1999. The Company also has a $500 364-day revolving credit agreement that extends through May 1997. Any amounts outstanding on the 364-day revolving credit agreement's termination date in May 1997 are due in May 1998. As of March 31, 1997, there were no borrowings outstanding under either of these agreements.

Subordinated indebtedness consists of deferred compensation of $225 and $226 at March 31, 1997 and December 31, 1996, respectively. These deferred compensation plans have various maturities, primarily ranging from 1997 to 2001, with interest accrued based on the 30-day Treasury Bill rate.

5.   DERIVATIVE FINANCIAL INSTRUMENTS
    ---------------------------------
Derivative financial instruments traded by the Company include forwards, futures, swaps and options, whose value is based upon an underlying asset, index or reference rate, and generally represent future commitments to exchange currencies or cash flows, or to purchase or sell other financial instruments at specific terms on specified future dates. A derivative contract may be traded on an exchange or over-the-counter ("OTC"). Exchange-traded derivatives are standardized and include futures and certain option contracts. OTC derivative contracts are negotiated between contracting parties and include forwards, swaps and certain options, including interest rate caps, floors and swaptions.

                    SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  (IN MILLIONS)


5.   DERIVATIVE FINANCIAL INSTRUMENTS (CONT'D)
     -----------------------------------------
Derivative and non-derivative (or cash) financial instruments are subject to similar market and credit risks. The Company uses cash and derivative financial instruments in the normal course of its business primarily to facilitate customer transactions, and to manage exposure from loss due to interest rate, currency and market risk and in its proprietary activities. The risks of derivatives should not be viewed in isolation but rather should be considered on an aggregate basis along with risks related to the Company's non-derivative trading and other activities.

The Company's derivative contracts are generally short-term, with a weighted average maturity of approximately 9 months at March 31, 1997, and 7 1/2 months at December 31, 1996. The gross notional or contractual amounts of these derivative financial instruments set forth below do not represent the amounts subject to market risk, but are an indication of the volume of these transactions. In many cases, these financial instruments limit the Company's exposure to losses from market risk by hedging other on and off-balance sheet transactions.



                                                       Notional/Contract Amount
                                              March 31, 1997             December 31, 1996
                                            ----------------             -----------------
                                             Purchase    Sale             Purchase    Sale
                                             -------  -------             --------  -------

Mortgage-backed
   contracts (TBA)                           $ 9,617  $10,444              $10,997  $11,490

Forward contracts:
   Foreign currency                          $14,600  $15,314              $13,081  $14,174
   Precious metals                               355      355                  359      359
   Interest rate and other                       374                           150

Futures contracts:
   Foreign currency                          $   987  $   452              $ 1,469  $   520
   Financial                                     792    2,707                  467    3,110
   Commodities                                     4        2                    3       11

                                                Held  Written                 Held  Written
                                             -------  -------               ------  -------
Options:
   OTC foreign currency                      $13,014  $13,038              $ 5,849  $ 5,511
   Exchange-traded                             1,493    2,504                1,295    1,128
   Interest rate caps,
      floors and swaptions                     3,962    3,892                2,035    2,571
   OTC debt and equity                         1,210    1,233                  756      682

                                                Open Contracts                Open Contracts
                                                --------------                --------------

Interest rate and other swaps                      $7,397                         $5,393

                            SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                            (UNAUDITED)
                                           (IN MILLIONS)

5.   DERIVATIVE FINANCIAL INSTRUMENTS (CONT'D)
     -----------------------------------------
At March 31, 1997 and December 31, 1996, approximately $7,935 and $9,005, respectively, of TBA purchase and sale contracts represented offsetting purchases and sales of the same security, and substantially all of the total contract values were for settlement within 60 days.

In its role as a market intermediary, the Company acts as a principal in foreign currency forward and options contracts, primarily to facilitate customer transactions. These transactions expose the firm to foreign exchange rate risk, which is generally hedged by entering into foreign currency forward, futures and options contracts with inverse market risk profiles. These contracts are generally short-term, with a weighted average maturity of approximately 105 days at March 31, 1997 and 80 days at December 31, 1996.

Written foreign currency options consist of $5,872 and $7,166 of put and call contracts, respectively, at March 31, 1997 and $2,373 and $3,138 of put and call contracts, respectively, at December 31, 1996.

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

6.   COMMITMENTS AND CONTINGENCIES
     -----------------------------
The Company trades "when-issued" fixed income securities to facilitate customer transactions and to hedge proprietary inventory positions. At March 31, 1997, the Company had commitments to purchase and sell $1,281 and $590, respectively, of when-issued fixed income securities. At December 31, 1996, the Company had commitments to purchase and sell $281 and $20, respectively, of when-issued fixed income securities.

The Company had outstanding commitments to underwrite variable rate municipal securities totaling $346 at March 31, 1997 and December 31, 1996; conditions of the offerings include bond insurance and liquidity support facilities.

At March 31, 1997 and December 31, 1996, respectively, the Company borrowed securities having a market value of $2,855 and $2,085, against which it pledged securities having a market value of $2,937 and $2,132.

                      SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                      (UNAUDITED)
                                     (IN MILLIONS)

6.   COMMITMENTS AND CONTINGENCIES (CONT'D)
     --------------------------------------

The Company has entered into purchase agreements with various municipal issuers, whereby the Company has purchased securities for forward delivery. These securities have been sold to the public for the same forward delivery dates. The total value of these commitments at March 31, 1997 and December 31, 1996 was $363 and $438, respectively.

At March 31, 1997 and December 31, 1996, the Company had outstanding forward repurchase agreements totaling $700 and $725, respectively, and forward reverse repurchase agreements totaling $1,350 and $500, respectively. These commitments represent forward financing transactions with agreed upon interest rates, principal amounts and delivery dates.

In the opinion of management, commitments outstanding will settle without a material adverse effect on the financial position, liquidity or the results of operations of the Company.

The Company has been named as a defendant in legal actions relating to its operations, some of which seek damages of material or indeterminate amounts. In addition, from time to time the Company is a party to examinations and inquiries by various regulatory and self-regulatory bodies. In the opinion of management, based on consultation with legal counsel, these matters would not be likely to have a material adverse effect on the results of operations, financial position or liquidity of the Company.

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

Substantially all of the collateral held by the Company for reverse repurchase agreements and bonds borrowed (included in securities borrowed), which together represented 38% of total assets at March 31, 1997, consisted of securities issued by the U.S. Government or federal agencies. The Company's most significant counterparty concentrations are other brokers and dealers, commercial banks and institutional clients and other financial institutions. This concentration arises in the normal course of the Company's business.

                    SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                 (IN MILLIONS)

8.   NET CAPITAL REQUIREMENTS
     ------------------------

Smith Barney, as a broker-dealer, is subject to the Uniform Net Capital Rule of the Securities and Exchange Commission (Rule 15c3-1). Under the alternative method permitted by this rule, net capital, as defined, shall not be less than 2% of aggregate debit items arising from customer transactions, as defined. At March 27, 1997, Smith Barney's net capital of $1,065 exceeded the minimum requirement by $910.

The Robinson-Humphrey Company, Inc. ("RH Co."), a broker-dealer and a wholly owned subsidiary of Smith Barney, is also subject to Rule 15c3-1. Under the basic method permitted by this rule, RH Co., as a block positioner pursuant to Rule 97.30 of the New York Stock Exchange, Inc., is required to maintain net capital of $1. At March 27, 1997, RH Co.'s net capital, as defined, of $75 exceeded the minimum requirement by $74.

Smith Barney Europe, Ltd. ("Smith Barney Europe"), a United Kingdom registered broker-dealer and a wholly owned subsidiary of the Company, is subject to capital requirements of the Securities and Futures Authority ("SFA"). Financial resources must exceed the financial resources requirement as defined by the SFA. At March 31, 1997, Smith Barney Europe's financial resources of $127 exceeded the minimum requirement by $105.

                        SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
ITEM 2.                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996

The Company reported record earnings of $238 million for the three months ended March 31, 1997 (the "1997 Quarter") as strong market activity prevailed through much of the quarter before slowing in March. This represented an increase of 7% from the $223 million reported for the three months ended March 31, 1996 (the "1996 Quarter"). Return on equity was 33.7% in the 1997 Quarter, compared to 36.1% in the 1996 Quarter. Pre-tax profit margin increased to 24.1% in the 1997 Quarter from 22.9% in the 1996 Quarter. Revenues, net of interest expense, increased 3% to a record $1,654 million in the 1997 Quarter from $1,600 million in the 1996 Quarter. Annualized retail gross production per Financial Consultant rose 8% to a record $392,000.

Commission revenues increased to $607 million in the 1997 Quarter, up from the $605 million in the 1996 Quarter. This increase is a result of strong activity in listed and over-the-counter securities, partially offset by declines in listed option and mutual fund commissions. Commission revenues were composed of the following:

                                                        Three
                                                     Months Ended
                                                       March 31,
                                                   ----------------
(In Millions)                                     1997         1996
-------------                                     ----         ----
Listed & over-the-counter                         $428         $419
Mutual funds                                       101          107
Other                                               78           79
                                                  ----         ----

   Total commission revenues                      $607         $605
                                                  ====         ====

Principal transactions revenues decreased to $264 million in the 1997 Quarter, down 5% from the $278 million reported in the 1996 Quarter. This decrease is a result of a decline in equity and taxable fixed income trading, offset to an extent by an increase in municipal trading. Principal transactions revenues were composed of the following:

                                                        Three
                                                     Months Ended
                                                       March 31,
                                                  -----------------
(In Millions)                                     1997         1996
-------------                                     ----         ----
Equities                                          $121         $133
Taxable fixed-income                                76           93
Municipals                                          46           41
Foreign exchange, derivative and other
   financial instruments                            21           11
                                                  ----         ----

   Total principal transactions revenues          $264         $278
                                                  ====         ====

Investment banking revenues decreased 5% to $264 million in the 1997 Quarter from $277 million in the 1996 Quarter, primarily due to lower investment banking advisory fees. Underwriting revenues were unchanged from the comparable 1996 Quarter with a decline in equity underwritings offset by an increase in fixed income and other underwritings.

                     SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Asset management and administration fees rose to a record $376 million in the 1997 Quarter, an increase of 19% from the $317 million reported in the 1996 Quarter. This increase reflects broad growth in all recurring fee-based products, led by a 30% increase in managed accounts, a 23% increase in Consulting group revenues, and a 10% increase in money market and mutual fund revenues. At March 31, 1997, internally managed assets reached a record $115.5 billion, and total fee-based assets under management were a record $162.5 billion compared to $102.2 billion and $139.8 billion, respectively at March 31, 1996.

Asset management and administration fees were composed of the following:


                                                                    Three
                                                                Months Ended
                                                                  March 31,
                                                             ------------------
(In Millions)                                                 1997         1996
-------------                                                 ----         ----
    Money market and mutual funds                            $ 154        $ 140
    Managed accounts                                            92           71
    Consulting group externally managed assets                 130          106
                                                             -----        -----

       Total asset management and administration fees         $376         $317
                                                              ====         ====

Total assets under fee-based management were composed of the following:

                                                               As of March 31,
                                                               ---------------
(In Billions)                                                  1997        1996
-------------                                                  ----        ----
    Money market funds                                       $ 43.4       $ 39.2
    Mutual funds                                               35.0         32.3
    Managed accounts                                           28.6         24.5
    Financial Consultant managed accounts                       8.5          6.2
                                                             ------       ------

       Total internally managed assets                        115.5        102.2
                                                             ------       ------

    Consulting group externally managed assets                 47.0         37.6
                                                             ------       ------

       Total fee-based assets under management               $162.5       $139.8
                                                             ======       ======

Net interest and dividends increased 23% to a record $117 million for the 1997 Quarter from $95 million in the 1996 Quarter, primarily due to increased margin lending to clients and increased taxable fixed income inventories.

Total expenses, excluding interest, increased less than 2% to $1,255 million in the 1997 Quarter from $1,234 million in the 1996 Quarter. Employee compensation and benefits expense, as a percentage of net revenues, for the 1997 Quarter declined to 55.3% from 57.1% in the 1996 Quarter and the ratio of non-compensation expenses to net revenues was 20.6% in the 1997 Quarter compared to 20.1% in the 1996 Quarter. The Company continues to maintain its focus on controlling fixed expenses.

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

The Company funds its operations through the use of its equity, medium and long-term borrowings, commercial paper, collateralized and uncollateralized borrowings (through both committed and uncommitted facilities), internally generated funds, repurchase transactions and securities lending arrangements. The maturities of borrowings generally correspond to the anticipated holding periods of the assets being financed. At March 31, 1997, there was $1,500 million in committed uncollateralized revolving lines of credit available, none of which was utilized. The Company expects to amend these facilities to extend the maturities and amounts available. In addition, the Company has substantial borrowing arrangements consisting of facilities that the Company has been advised are available, but where no contractual lending obligation exists. These arrangements are reviewed on an ongoing basis to ensure flexibility in meeting the Company's short-term requirements.

As of March 31, 1997, total long-term public debt was $2,485 million, compared to total long-term public debt of $2,369 million at December 31, 1996. As of May 9, 1997, the Company had $684 million available for issuance under a shelf registration statement filed with the Securities and Exchange Commission.

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

The Company monitors liquidity by tracking asset levels, collateral and funding availability to maintain flexibility to meet its financial commitments. As a policy, the Company attempts to maintain sufficient capital and funding sources in order to have the capacity to finance itself on a fully collateralized basis at all times, including periods of financial stress. In addition, the Company monitors its leverage and capital ratios on a daily basis. The Company's leverage ratio (total assets to equity) at March 31, 1997 and December 31, 1996 was 18.3x and 18.6x, respectively.

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

ASSETS AND LIABILITIES

Asset and liability levels are primarily determined by order flow and can fluctuate depending upon economic and market conditions, customer demand and transactional volume. The Company's total assets increased to $52.7 billion at March 31, 1997 from $51.2 billion at December 31, 1996. The Company's total assets may fluctuate from period to period as the result of changes in the level of trading positions held to facilitate customers transactions, the volume of resale and repurchase transactions, and proprietary trading strategies.

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

                             PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

         For information concerning several purported class action lawsuits filed against Smith Barney Inc. in connection with three funds managed by Hyperion Capital Management Inc., see the descriptions that appear in the third paragraph on page 2 of the Company's Current Report on Form 8-K dated November 9, 1993, the second paragraph on page 10 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995, the first paragraph on page 19 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 and the fourth full paragraph on page 10 of the Company's Annual Report on Form 10-K for the year ended December 31, 1996, which descriptions are incorporated by reference herein. A copy of the pertinent paragraphs of such filings is included as an exhibit to this Form 10-Q. In March 1997, plaintiffs filed a petition for certiorari with the U.S. Supreme Court.

         For information concerning actions filed against a number of broker-dealers, including Smith Barney Inc., relating to trading practices on the National Association of Securities Dealers Automated Quotation system, see the descriptions that appear in the third paragraph on page 16 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994 and the last paragraph on page 10 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995, which descriptions are incorporated by reference herein. A copy of the pertinent paragraphs of such filings is included as an exhibit to this Form 10-Q. In November 1996, a class of plaintiffs was certified and in April 1997, the class was expanded to include institutional plaintiffs.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  Exhibits:

              See Exhibit Index.

         (b)  Reports on Form 8-K:

              On January 21, 1997, the Company filed a Current Report on Form 8-K, dated January 21, 1997, reporting under Item 5 thereof the results of its operations for the three months and twelve months ended December 31, 1996, and certain additional financial information.

              On March 7, 1997, the Company filed a Current Report on Form 8-K, dated March 6, 1997, reporting under Item 5 thereof certain additional information regarding legal proceedings involving the Company.

              On March 7, 1997, the Company filed a Current Report on Form 8-K, dated March 6, 1997, filing certain exhibits under Item 7 thereof relating to the offer and sale of the Company's S&P 500 Equity Linked Notes due March 11, 2002.

              On March 12, 1997, the Company filed a Current Report on Form
8-K, dated March 10, 1997, filing certain exhibits under Item 7 thereof relating to the offer and sale of the Company's 7% Notes due March 15, 2004.

              No other reports on Form 8-K have been filed by the Company during the quarter ended March 31, 1997.

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

3.02 Restated By-Laws of the Company, as amended September 26, 1994, incorporated by reference to Exhibit 3.02 to the Company's 1994 10-K.

12.01    Computation of Ratio of Earnings to Fixed Charges.                            Electronic

27.01    Financial Data Schedule.                                                      Electronic

99.01    The third paragraph on page 2 of the Company's Current Report on Form 8-K     Electronic
         dated November 9, 1993, the second paragraph on page 10 of the Company's
         Annual Report on Form 10-K for the fiscal year ended December 31, 1995
         (the "Company's 1995 10-K"), the first paragraph on page 19 of the Company's
         Quarterly Report on Form 10-Q for the fiscal quarter ended
         September 30, 1996 and the fourth full paragraph on page 10 of the
         Company's Annual Report on Form 10-K for the fiscal year ended
         December 31, 1996.

99.02    The third paragraph on page 16 of the Company's Quarterly Report on           Electronic
         Form 10-Q for the fiscal quarter ended September 30, 1994 and the last paragraph on page 10 of the Company's 1995 10-K.


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

                                        SMITH BARNEY HOLDINGS INC.
                                        (Registrant)

  Date: May 13, 1997                    By:          /s/ Charles W. Scharf
                                            ------------------------------------
                                                      Charles W. Scharf
                                                      Vice President and Chief
                                                        Financial Officer





                                        By:          /s/ Michael J. Day
                                            ------------------------------------
                                                       Michael J. Day
                                                       Vice President and
                                                         Controller

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

3.02 Restated By-Laws of the Company, as amended September 26, 1994, incorporated by reference to Exhibit 3.02 to the Company's 1994 10-K.

12.01    Computation of Ratio of Earnings to Fixed Charges.                            Electronic

27.01    Financial Data Schedule.                                                      Electronic

99.01    The third paragraph on page 2 of the Company's Current Report on Form 8-K     Electronic
         dated November 9, 1993, the second paragraph on page 10 of the Company's
         Annual Report on Form 10-K for the fiscal year ended December 31, 1995
         (the "Company's 1995 10-K"), the first paragraph on page 19 of the Company's
         Quarterly Report on Form 10-Q for the fiscal quarter ended
         September 30, 1996 and the fourth full paragraph on page 10 of the
         Company's Annual Report on Form 10-K for the fiscal year ended
         December 31, 1996.

99.02    The third paragraph on page 16 of the Company's Quarterly Report on           Electronic
         Form 10-Q for the fiscal quarter ended September 30, 1994 and the last paragraph on page 10 of the Company's 1995 10-K.



The total amount of securities authorized pursuant to any instrument defining rights of holders of long-term debt of the Company does not exceed 10% of the total assets of the Company and its consolidated subsidiaries. The Company will furnish copies of any such instrument to the Commission upon request.