Form 10-Q
period 1997-06-30
SMITH BARNEY HOLDINGS INC
filed 1997-08-12
CIK 911562

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                       OR

[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE TRANSITION PERIOD FROM       TO
                                                    ----     ----

                         COMMISSION FILE NUMBER 1-12484


                           SMITH BARNEY HOLDINGS INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


          DELAWARE                                         06-1274088
-------------------------------                        -------------------
(STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                         IDENTIFICATION NO.)


388 GREENWICH STREET
 NEW YORK, NEW YORK                                            10013
--------------------                                         ----------
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

                   SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 1997



                                TABLE OF CONTENTS



Part I.    FINANCIAL INFORMATION                                                Page Number
           ---------------------                                                -----------

  Item 1.  Financial Statements:

            Condensed Consolidated Statements of Operations
             (Unaudited) - Three and Six Months Ended June 30, 1997 and 1996              1

            Condensed Consolidated Statements of Financial Condition -
             June 30, 1997 (Unaudited) and December 31, 1996                              2

            Condensed Consolidated Statements of Cash Flows (Unaudited) -
             Six Months Ended June 30, 1997 and 1996                                   3 - 4

            Notes to Condensed Consolidated Financial Statements (Unaudited)          5 - 10


  Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                      11 - 15


Part II.   OTHER INFORMATION
           -----------------

  Item 1.  Legal Proceedings                                                              16


  Item 6.  Exhibits and Reports on Form 8-K                                          16 - 17


Exhibit Index                                                                             18


Signatures                                                                                19

                   SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                  (IN MILLIONS)



                                                         Three months ended           Six months ended
                                                              June 30,                     June 30,
                                                         ------------------          ------------------
                                                         1997          1996          1997          1996
                                                         ----          ----          ----          ----
Revenues:

    Commissions                                         $  576        $  577        $1,183        $1,182
    Principal transactions                                 250           265           514           543
    Investment banking                                     254           299           518           576
    Asset management and administration fees               386           331           762           648
    Other                                                   26            29            52            57
                                                        ------        ------        ------        ------

        Total non-interest revenues                      1,492         1,501         3,029         3,006
                                                        ------        ------        ------        ------

    Interest and dividends                                 599           463         1,160           908
    Interest expense                                       482           363           926           713
                                                        ------        ------        ------        ------

        Net interest and dividends                         117           100           234           195
                                                        ------        ------        ------        ------

        Net revenues                                     1,609         1,601         3,263         3,201
                                                        ------        ------        ------        ------

Expenses, excluding interest:

    Employee compensation and benefits                     897           898         1,812         1,811
    Communications                                          72            74           145           148
    Occupancy and equipment                                 66            65           129           130
    Floor brokerage and other production                    41            35            84            74
    Other operating and administrative expenses            145           155           306           298
                                                        ------        ------        ------        ------

        Total expenses, excluding interest               1,221         1,227         2,476         2,461
                                                        ------        ------        ------        ------

        Income before provision for income taxes           388           374           787           740

Provision for income taxes                                 157           145           318           288
                                                        ------        ------        ------        ------

Net income                                              $  231        $  229        $  469        $  452
                                                        ======        ======        ======        ======



                   The accompanying notes are an integral part
             of these condensed consolidated financial statements.

                   SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                        (IN MILLIONS, EXCEPT SHARE DATA)

                                                                                    June 30,     December 31,
          ASSETS                                                                      1997           1996
          ------                                                                  -----------    ------------
                                                                                  (Unaudited)

Cash and cash equivalents                                                           $   232        $   405

Cash segregated and on deposit for Federal and other regulations
    and deposits with clearing organizations                                          1,421          1,384

Securities purchased under agreements to resell                                      14,610         16,345

Deposits paid for securities borrowed                                                13,340          8,935

Receivables:
    Customers                                                                         7,561          6,981
    Brokers and dealers                                                                 946            323
    Other                                                                               762          1,698

Securities owned, at market value                                                    14,014         12,465

Property, equipment and leasehold improvements, at cost, net of
    accumulated depreciation and amortization of $262 and $242, respectively            450            438

Excess of purchase price over fair value of net assets acquired, net of
    accumulated amortization of $74 and $70, respectively                               274            278

Other assets                                                                          2,127          1,981
                                                                                    -------        -------
                                                                                    $55,737        $51,233
                                                                                    =======        =======

         LIABILITIES AND STOCKHOLDER'S EQUITY
         ------------------------------------

Commercial paper and other short-term borrowings                                    $ 4,268        $ 3,217

Securities sold under agreements to repurchase                                       19,479         19,637

Deposits received for securities loaned                                               6,431          4,034

Payables:
    Customers                                                                         4,784          5,588
    Brokers and dealers                                                                 258            221
    Other                                                                             2,779          2,500

Securities sold not yet purchased, at market value                                    9,640          8,378

Notes payable                                                                         2,735          2,379

Accounts payable and accrued liabilities                                              2,148          2,295

Subordinated indebtedness                                                               224            226
                                                                                    -------        -------
                                                                                     52,746         48,475
                                                                                    -------        -------
Stockholder's equity:

    Common stock ($.10 par value, 1,000 shares authorized;
     100 shares issued and outstanding)

    Additional paid-in capital                                                        1,803          1,803

    Retained earnings                                                                 1,183            951

    Cumulative translation adjustment                                                     5              4
                                                                                    -------        -------

                                                                                      2,991          2,758
                                                                                    -------        -------
                                                                                    $55,737        $51,233
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

                   SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                  (IN MILLIONS)

                                                                                   Six months ended
                                                                                       June 30,
                                                                                 --------------------
                                                                                 1997            1996
                                                                                 ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                    $   469         $   452
  Adjustments to reconcile net income to cash
          used in operating activities:
          Depreciation and amortization                                             102              91
          Deferred tax provision                                                      7               2

  (Increase) decrease in operating assets:
      Cash segregated and on deposit for Federal
          and other regulations and deposits with clearing organizations            (37)             22
      Securities purchased under agreements to resell                             1,735            (374)
      Deposits paid for securities borrowed                                      (4,405)         (1,271)
      Receivable from customers                                                    (580)           (721)
      Receivable from brokers and dealers                                          (623)             64
      Securities owned, at market value                                          (1,549)         (1,867)
      Other assets                                                                  766             807

  Increase (decrease) in operating liabilities:
      Securities sold under agreements to repurchase                               (158)          1,254
      Deposits received for securities loaned                                     2,397             273
      Payable to customers                                                         (804)           (830)
      Payable to brokers and dealers                                                 37             (80)
      Securities sold not yet purchased, at market value                          1,262           1,719
      Accounts payable and accrued liabilities                                      131             (37)
                                                                                -------         -------
        Cash used in operating activities                                        (1,250)           (496)
                                                                                -------         -------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of property, equipment and leasehold improvements                    (71)            (43)
      Other                                                                         (20)            (55)
                                                                                -------         -------
        Cash used in investing activities                                           (91)            (98)
                                                                                -------         -------



                            (continued on next page)

                   SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                  (IN MILLIONS)
                                   (CONTINUED)

                                                             Six months ended
                                                                 June 30,
                                                            ------------------
                                                            1997          1996
                                                            ----          ----
CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from commercial paper
        and other short-term borrowings, net              $ 1,051         $ 528
      Proceeds from notes payable                             541           250
      Repayments of notes payable                            (200)         (150)
      Proceeds from subordinated indebtedness                                26
      Repayments of subordinated indebtedness                  (2)           (4)
      Dividends paid                                         (222)         (409)
                                                          -------         -----
        Cash provided by financing activities               1,168           241
                                                          -------         -----

Net change in cash and cash equivalents                      (173)         (353)

Cash and cash equivalents, beginning of period                405           612
                                                          -------         -----

Cash and cash equivalents, end of period                  $   232         $ 259
                                                          =======         =====

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:

      Interest                                            $   896         $ 706
                                                          =======         =====

      Income taxes                                        $   276         $ 243
                                                          =======         =====

Dividends declared but not paid                           $   114         $ 175
                                                          =======         =====



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

                   SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  (IN MILLIONS)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     ------------------------------------------

BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements include the accounts of Smith Barney Holdings Inc. ("SBH") and its subsidiaries (collectively the "Company"). SBH is a wholly owned subsidiary of Travelers Group Inc. The Company's principal operating subsidiary is Smith Barney Inc. ("Smith Barney"). All material intercompany balances and transactions have been eliminated. The interim condensed consolidated financial statements are unaudited; however, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation have been reflected.

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

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income and Statement of Financial Accounting Standards No. 131, Disclosure about Segments of an Enterprise and Related Information. The impact of adopting these pronouncements will not be material to the Company.

                   SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  (IN MILLIONS)

2.   SECURITIES, AT MARKET VALUE
     ---------------------------

Securities consisted of the following:

                                                              June 30,     December 31,
Securities owned                                                1997           1996
----------------                                              --------     ------------
  U.S. Government and agencies obligations                     $ 7,641        $ 6,564
  Corporate debt                                                 2,688          2,841
  Commercial paper and other short-term debt                     1,164            958
  State and municipal obligations                                  903            818
  Corporate convertibles, equities and other securities          1,618          1,284
                                                               -------        -------
                                                               $14,014        $12,465
                                                               =======        =======


                                                              June 30,     December 31,
Securities sold not yet purchased                               1997           1996
---------------------------------                             --------     ------------
  U.S. Government and agencies obligations                     $ 8,219        $ 7,388
  Corporate convertibles and equities                              451            379
  Corporate debt and other securities                              970            611
                                                               -------        -------
                                                               $ 9,640        $ 8,378
                                                               =======        =======


3.   COMMERCIAL PAPER AND OTHER SHORT-TERM BORROWINGS
     ------------------------------------------------

Commercial paper and other short-term borrowings include commercial paper and bank loans and other borrowings used to finance operations, including the securities settlement process. The bank loans and other borrowings bear interest at variable rates based primarily on the Federal Funds interest rate. SBH and Smith Barney have commercial paper programs that consist of both discounted and interest-bearing paper.

Commercial paper and other short-term borrowings consisted of the following:


                                                              June 30,     December 31,
                                                                1997           1996
                                                              --------     ------------

Commercial paper                                               $ 4,116        $ 3,028
Bank loans and other borrowings                                    152            189
                                                               -------        -------
                                                               $ 4,268        $ 3,217
                                                               =======        =======


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

                   SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  (IN MILLIONS)

4.   NOTES PAYABLE AND SUBORDINATED INDEBTEDNESS
     -------------------------------------------

Notes payable consisted of the following:


                                             June 30,    December 31,
                                               1997          1996
                                             --------    ------------
  6% Notes due 1997                                          $  200
  5 5/8% Notes due 1998                        $  150           150
  5 1/2% Notes due 1999                           200           200
  6.98% Notes due 1999                             25
  7 7/8% Notes due 1999                           150           150
  6 5/8% Notes due 2000                           150           150
  7.98% Notes due 2000                            200           200
  7% Notes due 2000                               150           150
  5 7/8% Notes due 2001                           250           250
  S&P 500 Equity Linked Notes due 2001             53            44
  S&P 500 Equity Linked Notes due 2002             72
  6 1/2% Notes due 2002                           150           150
  7.50% Notes due 2002                            150           150
  6 5/8% Notes due 2003                           200           200
  7% Notes due 2004                               250
  6 7/8% Notes due 2005                           175           175
  7 1/8% Notes due 2006                           200           200
  7 3/8% Notes due 2007                           200
  Other                                            10            10
                                               ------        ------
                                               $2,735        $2,379
                                               ======        ======

The Company has a $1,250 revolving credit agreement with a bank syndicate that extends through May 2000. The Company also has a $750 364-day revolving credit agreement that extends through May 1998. As of June 30, 1997, there were no borrowings outstanding under either of these agreements.

Subordinated indebtedness consists of deferred compensation of $224 and $226 at June 30, 1997 and December 31, 1996, respectively. These deferred compensation plans have various maturities, primarily ranging from 1997 to 2000, with interest accrued based on the 30-day Treasury Bill rate.

The Company is limited as to the amount of dividends that may be paid to Travelers Group Inc. The amount of dividends varies based upon, among other things, levels of net income of the Company. At June 30, 1997, the Company would have been able to remit approximately $779 to Travelers Group Inc. under its most restrictive covenants.

5.   DERIVATIVE FINANCIAL INSTRUMENTS
     --------------------------------

Derivative financial instruments traded by the Company include forwards, futures, swaps and options, whose value is based upon an underlying asset, index or reference rate, and generally represent future commitments to exchange currencies or cash flows, or to purchase or sell other financial instruments at specific terms on specified future dates. A derivative contract may be traded on an exchange or over-the-counter ("OTC"). Exchange-traded derivatives are standardized and include futures and interest rate, equity and currency option contracts. OTC derivative contracts are negotiated between contracting parties and include forwards, swaps and certain options, including interest rate caps, floors and swaptions.

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

The Company's derivative contracts are generally short-term, with a weighted average maturity of approximately 9 months at June 30, 1997, and 7 1/2 months at December 31, 1996. The gross notional or contractual amounts of these derivative financial instruments set forth below do not represent the amounts subject to market risk, but are an indication of the volume of these transactions. In many cases, these financial instruments limit the Company's exposure to losses from market risk by hedging other on and off-balance sheet transactions.


                                                    Notional/Contract Amount
                                         June 30, 1997                December 31, 1996
                                         -------------                -----------------
                                      Purchase         Sale         Purchase         Sale
                                      --------         ----         --------         ----

Mortgage-backed contracts (TBA)        $11,271        $12,058        $10,997        $11,490

Forward contracts:
    Foreign currency                   $18,114        $17,561        $13,081        $14,174
    Precious metals                        456            457            359            359
    Interest rate and other                805                           150

Futures contracts:
    Foreign currency                   $   421        $ 1,291        $ 1,469        $   520
    Financial                              841          2,701            467          3,110
    Commodities                              3                             3             11

                                        Held          Written         Held          Written
                                        ----          -------         ----          -------

Options:
    OTC foreign currency               $15,784        $15,685        $ 5,849        $ 5,511
    Exchange-traded, interest rate       2,966            856          1,230          1,058
    Exchange-traded, other                 663            622             65             70
    Interest rate caps,
       floors and swaptions              3,601          5,570          2,035          2,571
    OTC debt and equity                  1,090          1,409            756            682

                                              Open Contracts             Open Contracts
                                              --------------             --------------

Interest rate swaps                              $ 8,942                    $ 5,393

                   SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  (IN MILLIONS)


5.   DERIVATIVE FINANCIAL INSTRUMENTS (CONT'D)
     -----------------------------------------

At June 30, 1997 and December 31, 1996, approximately $9,484 and $9,005, respectively, of TBA purchase and sale contracts represented offsetting purchases and sales of the same security, and substantially all of the total contract values were for settlement within 60 days.

In its role as a market intermediary, the Company acts as a principal in foreign currency forward and options contracts. These transactions expose the firm to foreign exchange rate risk, which is generally hedged by entering into foreign currency forward, futures and options contracts with inverse market risk profiles. Written OTC foreign currency options consist of $7,041 and $8,644 of put and call contracts, respectively, at June 30, 1997 and $2,373 and $3,138 of put and call contracts, respectively, at December 31, 1996. The Company's foreign currency forward, futures and options contracts are generally short-term, with a weighted average maturity of approximately 80 days at June 30, 1997 and December 31, 1996.

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

6.   COMMITMENTS AND CONTINGENCIES
     -----------------------------

At June 30, 1997 and December 31, 1996, respectively, the Company borrowed securities having a market value of $773 and $2,085, against which it pledged securities having a market value of $792 and $2,132.

The Company has entered into purchase agreements with various municipal issuers, whereby the Company has purchased securities for forward delivery. These securities have been sold to the public for the same forward delivery dates. The total value of these commitments at June 30, 1997 and December 31, 1996 was $564 and $438, respectively.

At June 30, 1997 and December 31, 1996, the Company had outstanding forward repurchase agreements totaling $500 and $725, respectively, and forward reverse repurchase agreements totaling $275 and $500, respectively. These commitments represent forward financing transactions with agreed upon interest rates, principal amounts and delivery dates.

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

Substantially all of the collateral held by the Company for reverse repurchase agreements and bonds borrowed (included in securities borrowed), which together represented 35% of total assets at June 30, 1997, consisted of securities issued by the U.S. Government or federal agencies. The Company's most significant counterparty concentrations are other brokers and dealers, commercial banks and institutional clients and other financial institutions. This concentration arises in the normal course of the Company's business.


8.   NET CAPITAL REQUIREMENTS
     ------------------------

Smith Barney, as a broker-dealer, is subject to the Uniform Net Capital Rule of the Securities and Exchange Commission (Rule 15c3-1). Under the alternative method permitted by this rule, net capital, as defined, shall not be less than 2% of aggregate debit items arising from customer transactions, as defined. At June 27, 1997, Smith Barney's net capital of $1,300 was 15% of aggregate debit items and exceeded the minimum requirement by $1,122.

The Robinson-Humphrey Company, Inc. ("RH Co."), a broker-dealer and a wholly owned subsidiary of Smith Barney, is also subject to Rule 15c3-1. Under the basic method permitted by this rule, RH Co., as a block positioner pursuant to Rule 97.30 of the New York Stock Exchange, Inc., is required to maintain net capital of $1. At June 27, 1997, RH Co.'s net capital, as defined, of $77 exceeded the minimum requirement by $76.

Smith Barney Europe, Ltd. ("Smith Barney Europe"), a United Kingdom registered broker-dealer and a wholly owned subsidiary of SBH, is subject to capital requirements of the Securities and Futures Authority ("SFA "). Financial resources must exceed the financial resources requirement as defined by the SFA. At June 27, 1997, Smith Barney Europe's financial resources of $127 exceeded the minimum requirement by $91.

                   SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996

Despite a difficult trading and underwriting environment in April, the Company reported earnings of $231 million for the three months ended June 30, 1997 (the "1997 Quarter") up slightly from the $229 million reported for the three months ended June 30, 1996 (the "1996 Quarter") and less than 3% below the record 1997 first quarter. Return on equity was 31.5% in the 1997 Quarter, compared to 36.6% in the 1996 Quarter. Pre-tax profit margin increased to 24.1% in the 1997 Quarter from 23.4% in the 1996 Quarter. Revenues, net of interest expense, increased to $1,609 million in the 1997 Quarter from $1,601 million in the 1996 Quarter. Annualized retail gross production per Financial Consultant declined 3% to $358,000 in the 1997 Quarter, from $369,000 in the 1996 Quarter.

The Company reported net income of $469 million for the six months ended June 30, 1997 (the "1997 Period"), an increase of 4% from the $452 million reported for the six months ended June 30, 1996 (the "1996 Period"). Return on equity was 32.6% in the 1997 Period compared to 36.3% in the 1996 Period. Pre-tax profit margin increased to 24.1% in the 1997 Period compared to 23.1% in the 1996 Period. Revenues, net of interest expense, increased 2% to $3,263 million in the 1997 Period compared to $3,201 million in the 1996 Period. Annualized retail gross production per Financial Consultant increased 2% to $375,000 in the 1997 Period, from $366,000 in the 1996 Period.

Commission revenues were $576 million in the 1997 Quarter, compared to $577 million in the 1996 Quarter, as declines in mutual funds and over-the-counter securities commissions were offset by an increase in listed securities commissions. Commission revenues were $1,183 million in the 1997 Period compared to $1,182 in the 1996 Period. Commission revenues were composed of the following:

                                          Three                      Six
                                       Months Ended              Months Ended
                                         June 30,                  June 30,
                                     ----------------         ------------------
(in millions)                        1997        1996         1997          1996
-------------                        ----        ----         ----          ----
Listed & over-the-counter            $402        $400        $  830        $  818
Mutual funds                           92          99           193           206
Other                                  82          78           160           158
                                     ----        ----        ------        ------

    Total commission revenues        $576        $577        $1,183        $1,182
                                     ====        ====        ======        ======

                   SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Principal transactions revenues were $250 million in the 1997 Quarter, down 6% from the $265 million reported in the 1996 Quarter. This decrease is a result of a decline in equity and municipal trading, offset to an extent by an increase in taxable fixed income trading. Overall, principal transactions revenues decreased 5% to $514 million in the 1997 Period compared to $543 million in the 1996 Period. This decrease is a result of a decline in equity and taxable fixed income trading. Principal transactions revenues were composed of the following:

                                                      Three                    Six
                                                   Months Ended            Months Ended
                                                     June 30,                June 30,
                                                 ----------------        ----------------
(in millions)                                    1997        1996        1997        1996
-------------                                    ----        ----        ----        ----
Equities                                         $107        $135        $228        $268
Taxable fixed income                               73          64         149         157
Municipals                                         50          54          96          95
Foreign exchange, derivative and
 other financial instruments                       20          12          41          23
                                                 ----        ----        ----        ----

    Total principal transactions revenues        $250        $265        $514        $543
                                                 ====        ====        ====        ====

Investment banking revenues were $254 million in the 1997 Quarter, down 15% from $299 million in the 1996 Quarter, primarily due to a decline in equity underwriting revenues. Investment banking revenues declined 10% to $518 million in the 1997 Period compared to $576 million in the 1996 Period. Also contributing to the decline in the 1997 Period was a decrease in merger and acquistion advisory activity.

Asset management and administration fees rose to a record $386 million in the 1997 Quarter, an increase of 17% from the $331 million reported in the 1996 Quarter. This increase reflects broad growth in all recurring fee-based products, led by a 25% increase in managed accounts, a 19% increase in Consulting Group revenues and a 10% increase in money market and mutual fund revenues. At June 30, 1997, internally managed assets reached a record $124.3 billion, and total fee-based assets under management were a record $177.4 billion compared to $103.8 billion and $143.5 billion, respectively, at June 30, 1996. Asset management fees increased 18% to $762 million in the 1997 Period compared to $648 million in the 1996 Period.

Asset management and administration fees were composed of the following:

                                                             Three                    Six
                                                          Months Ended            Months Ended
                                                            June 30,                June 30,
                                                        ----------------        ----------------
(in millions)                                           1997        1996        1997        1996
-------------                                           ----        ----        ----        ----
Money market and mutual funds                           $155        $142        $309        $282
Managed accounts                                          97          78         189         149
Consulting Group externally managed assets               134         111         264         217
                                                        ----        ----        ----        ----

  Total asset management and administration fees        $386        $331        $762        $648
                                                        ====        ====        ====        ====

                   SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Total assets under fee-based management were composed of the following:

                                                        As of June 30,
                                                    ---------------------
(in billions)                                        1997           1996
-------------                                       ------         ------
Money market funds                                  $  43.8        $  38.5
Mutual funds                                           37.7           33.1
Managed accounts                                       33.0           25.5
Financial Consultant managed accounts                   9.8            6.7
                                                    -------        -------

  Total internally managed assets                     124.3          103.8
                                                    -------        -------

Consulting Group externally managed assets             53.1           39.7
                                                    -------        -------

  Total fee-based assets under management           $ 177.4        $ 143.5
                                                    =======        =======

Net interest and dividends increased 17% to $117 million in the 1997 Quarter from $100 million in the 1996 Quarter, primarily due to increased margin lending to clients and higher levels of interest-earning net assets. Net interest and dividends increased 20% to $234 million in the 1997 Period compared to $195 million in the 1996 Period.

Total expenses, excluding interest, decreased slightly to $1,221 million in the 1997 Quarter from $1,227 million in the 1996 Quarter. Employee compensation and benefits expense, as a percentage of net revenues, in the 1997 Quarter declined to 55.7% from 56.1% in the 1996 Quarter and the ratio of non-compensation expenses to net revenues was 20.1% in the 1997 Quarter compared to 20.6% in the 1996 Quarter. The Company continues to maintain its focus on controlling fixed expenses.

Total expenses, excluding interest, were $2,476 million in the 1997 Period compared to $2,461 million in the 1996 Period. Employee compensation and benefits expense as a percentage of net revenues in the 1997 Period declined to 55.5% compared to 56.6% in the 1996 Period and the ratio of non-compensation expenses to net revenues stood at 20.3% in each of the 1997 and 1996 Periods.

The Company's business is significantly affected by the levels of activity in the securities markets. Many factors have an impact on securities markets, including the level and trend of interest rates, the general state of the economy and the national and worldwide political environments. An increasing interest rate environment could have an adverse impact on the Company's businesses, including commissions (which are linked in part to the economic attractiveness of securities relative to time deposits) and investment banking (which is affected by the relative benefit to corporations and other entities of issuing debt and/or equity versus other avenues for raising capital). Such effects, however, could be at least partially offset by a strengthening U.S. economy that would include growth in the business sector -- accompanied by an increase in the demand for capital -- and an increase in the capacity of individuals to invest. A decline in interest rates could favorably impact the Company's businesses. The Company's asset management business provides a more predictable and steady income stream than its other businesses. The Company continues to maintain tight expense controls that management believes will help the firm weather periodic downturns in market conditions.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company maintains a highly liquid balance sheet, with substantially all of its assets consisting of marketable securities and short-term collateralized receivables arising from securities transactions. The highly liquid nature of these assets provides the Company with flexibility in financing and managing its business. The Company monitors and evaluates the adequacy of its capital and borrowing base on a daily basis in order to allow for flexibility in its funding, to maintain liquidity and to ensure that its capital base supports the regulatory capital requirements of its subsidiaries.

The Company funds its operations through the use of its equity, medium and long-term borrowings, commercial paper, collateralized and uncollateralized borrowings (through both committed and uncommitted facilities), internally generated funds, repurchase transactions and securities lending arrangements. The maturities of borrowings generally correspond to the anticipated holding periods of the assets being financed. At June 30, 1997, there was $2 billion in committed uncollateralized revolving lines of credit available, none of which was utilized. In addition, the Company has substantial borrowing arrangements consisting of facilities that the Company has been advised are available, but where no contractual lending obligation exists. These arrangements are reviewed on an ongoing basis to ensure flexibility in meeting the Company's short-term requirements.

As of June 30, 1997, total long-term public debt was $2,700 million, compared to total long-term public debt of $2,369 million at December 31, 1996. On July 9, 1997, the Company issued $250 million aggregate principal amount of 6 5/8% Notes due July 1, 2002. As of August 11, 1997, the Company had $750 million available for issuance under a shelf registration statement filed with the Securities and Exchange Commission.

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

                   SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company monitors liquidity by tracking asset levels, collateral and funding availability to maintain flexibility to meet its financial commitments. As a policy, the Company attempts to maintain sufficient capital and funding sources in order to have the capacity to finance itself on a fully collateralized basis at all times, including periods of financial stress. In addition, the Company monitors its leverage and capital ratios on a daily basis. The Company's leverage ratio (total assets to equity) at June 30, 1997 and December 31, 1996 was 18.6x.

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

ASSETS AND LIABILITIES

Asset and liability levels are primarily determined by order flow and can fluctuate depending upon economic and market conditions, customer demand and transactional volume. The Company's total assets increased to $55.7 billion at June 30, 1997 from $51.2 billion at December 31, 1996. Securities owned at market value increased due to trading activities, primarily in U.S. Government and agency obligations. The increase in securities sold not yet purchased, at market value relates to the hedging of market risk and increased financing requirements associated with this increased trading activity. Deposits paid for securities borrowed and deposits received for securities loaned were impacted by higher levels of "conduit" transactions, as well as increased business volume related to the revision of the securities borrowing provisions of Federal Reserve Board Regulation T.

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

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

           For information concerning several purported class action lawsuits filed against Smith Barney Inc. in connection with three funds managed by Hyperion Capital Management Inc., see the descriptions that appear in the third paragraph on page 2 of the Company's Current Report on Form 8-K dated November 9, 1993, the second paragraph on page 10 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995, the first paragraph on page 19 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, the fourth full paragraph on page 10 of the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and the first paragraph on page 18 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, which descriptions are incorporated by reference herein. A copy of the pertinent paragraphs of such filings is included as an exhibit to this Form 10-Q. In June 1997, the U.S. Supreme Court denied plaintiffs' petition for certiorari.

           For information concerning two purported class actions filed in October 1994 and one purported class action filed in October 1996 in connection with certain public offering documents of Greyhound Bus Lines, Inc., see the descriptions that appear in the second paragraph on page 16 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994, the fourth paragraph on page 10 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995, the second paragraph on page 19 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 and the fifth full paragraph on page 10 of the Company's Annual Report on Form 10-K for the year ended December 31, 1996, which descriptions are incorporated by reference herein. A copy of the pertinent paragraphs of such filings is included as an exhibit to this Form 10-Q. In April 1997, the Company's plea and abatement in Clarkson v. Greyhound Lines, Inc., et al. was denied.

           For information concerning a complaint seeking equitable relief that was filed by the U.S. Department of Justice, naming 24 major brokerage firms, including Smith Barney Inc., see the description that appears in the second paragraph on page 2 of the Company's Current Report on Form 8-K, dated August 7, 1996 (filed August 7, 1996), which description is incorporated by reference herein. A copy of the pertinent paragraph of such filing is included as an exhibit to this Form 10-Q. In April 1997, the U.S. District Court for the Southern District of New York approved the settlement previously agreed to by the parties. In May 1997, plaintiffs in the related civil action challenged certain provisions of the settlement.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

           (a)  Exhibits:

                   See Exhibit Index.

           (b)  Reports on Form 8-K:

                   On May 16, 1997, the Company filed a Current Report on Form 8-K, dated May 14, 1997, filing certain exhibits under Item 7 thereof relating to the offer and sale of the Company's 7 3/8% Notes due May 15, 2007.

                   No other reports on Form 8-K have been filed by the Company during the quarter ended June 30, 1997; however the following reports on Form 8-K have been filed by the Company subsequent to the quarter ended June 30, 1997:

                   On July 11, 1997, the Company filed a Current Report on Form 8-K, dated July 9, 1997, filing certain exhibits under Item 7 thereof relating to the offer and sale of the Company's 6 5/8% Notes due July 1, 2002.

                   On July 15, 1997, the Company filed a Current Report on Form 8-K, dated July 15, 1997, reporting under Item 5 thereof the results of its operations for the three months and six months ended June 30, 1997, and certain additional financial information.

                   On July 25, 1997, the Company filed a Current Report on Form 8-K, dated July 24, 1997, filing certain exhibits under Item 7 thereof relating to commencement of the program for the Company's Medium-Term Notes, Third Series, Due Nine Months or More from Date of Issue.

                                  EXHIBIT INDEX

EXHIBIT                                                               FILING
NUMBER     DESCRIPTION OF EXHIBIT                                     METHOD
-------    ----------------------                                     ------


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

3.02 Restated By-Laws of the Company, as amended September 26, 1994, incorporated by reference to Exhibit 3.02 to the Company's 1994 10-K.

12.01      Computation of Ratio of Earnings to Fixed Charges.         Electronic

27.01      Financial Data Schedule.                                   Electronic

99.01      The third paragraph on page 2 of the Company's Current     Electronic
           Report on Form 8-K dated November 9, 1993, the second paragraph on page 10 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995
           (the "Company's 1995 10-K"), the first paragraph on page
           19 of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1996, the fourth full paragraph on page 10 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996
           (the "Company's 1996 10-K") and the first paragraph on page 18 of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31,1997.

99.02      The second paragraph on page 16 of the Company's           Electronic
           Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1994, the fourth paragraph on page
           10 of the Company's 1995 10-K the second paragraph on page 19 of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1996 and the fifth full paragraph on page 10 of the Company's 1996
           10-K.

99.03      The second paragraph on page 2 of the Company's Current    Electronic
           Report on Form 8-K, dated August 7, 1996 (filed August
           7, 1996).

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



                                  SMITH BARNEY HOLDINGS INC.
                                  --------------------------
                                  (Registrant)




Date: August 12, 1997             By: /s/ Charles W. Scharf
                                      ------------------------------------------
                                      Charles W. Scharf
                                      Vice President and Chief Financial Officer





                                  By: /s/ Michael J. Day
                                      ------------------------------------------
                                      Michael J. Day
                                      Vice President and Controller

                                  EXHIBIT INDEX

EXHIBIT                                                               FILING
NUMBER     DESCRIPTION OF EXHIBIT                                     METHOD
-------    ----------------------                                     ------


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

3.02 Restated By-Laws of the Company, as amended September 26, 1994, incorporated by reference to Exhibit 3.02 to the Company's 1994 10-K.

12.01      Computation of Ratio of Earnings to Fixed Charges.         Electronic

27.01      Financial Data Schedule.                                   Electronic

99.01      The third paragraph on page 2 of the Company's Current     Electronic
           Report on Form 8-K dated November 9, 1993, the second paragraph on page 10 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995
           (the "Company's 1995 10-K"), the first paragraph on page
           19 of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1996, the fourth full paragraph on page 10 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996
           (the "Company's 1996 10-K") and the first paragraph on page 18 of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31,1997.

99.02      The second paragraph on page 16 of the Company's           Electronic
           Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1994, the fourth paragraph on page
           10 of the Company's 1995 10-K the second paragraph on page 19 of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1996 and the fifth full paragraph on page 10 of the Company's 1996
           10-K.

99.03      The second paragraph on page 2 of the Company's Current    Electronic
           Report on Form 8-K, dated August 7, 1996 (filed August
           7, 1996).

       The total amount of securities authorized pursuant to any instrument defining rights of holders of long-term debt of the Company does not exceed 10% of the total assets of the Company and its consolidated subsidiaries. The Company will furnish copies of any such instrument to the Commission upon request.