Form 10-Q
period 1997-09-30
SMITH BARNEY HOLDINGS INC
filed 1997-11-12
CIK 911562

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                       OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE TRANSITION PERIOD FROM      TO


                         COMMISSION FILE NUMBER 1-12484


                           SMITH BARNEY HOLDINGS INC.
             (Exact name of registrant as specified in its charter)


                      DELAWARE                                   06-1274088
          (State or other jurisdiction of                     (I.R.S. Employer
           incorporation or organization)                    Identification No.)


          388 Greenwich Street
           New York, New York                                       10013
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

                   SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997



                                TABLE OF CONTENTS



Part I.     FINANCIAL INFORMATION                                                        Page Number
                                                                                         -----------

  Item 1.   Financial Statements:

              Condensed Consolidated Statements of Operations
                (Unaudited) - Three and Nine Months Ended September 30, 1997 and 1996              1

              Condensed Consolidated Statements of Financial Condition -
                September 30, 1997 (Unaudited) and December 31, 1996                               2

              Condensed Consolidated Statements of Cash Flows (Unaudited) -
                Nine Months Ended September 30, 1997 and 1996                                  3 - 4

              Notes to Condensed Consolidated Financial Statements (Unaudited)                5 - 10


  Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                            11 - 16


Part II.    OTHER INFORMATION


  Item 6.   Exhibits and Reports on Form 8-K                                                      17


Exhibit Index                                                                                     18


Signatures                                                                                        19

                   SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                  (IN MILLIONS)



                                                  Three months ended   Nine months ended
                                                     September 30,       September 30,
                                                  ------------------   -----------------
                                                    1997      1996      1997      1996
                                                   ------    ------    ------    ------
Revenues:

   Commissions                                     $  677    $  498    $1,860    $1,680
   Principal transactions                             252       243       766       786
   Investment banking                                 364       288       882       864
   Asset management and administration fees           433       343     1,195       991
   Other                                               28        22        80        79
                                                   ------    ------    ------    ------

       Total non-interest revenues                  1,754     1,394     4,783     4,400
                                                   ------    ------    ------    ------

   Interest and dividends                             627       488     1,787     1,396
   Interest expense                                   496       382     1,422     1,095
                                                   ------    ------    ------    ------

       Net interest and dividends                     131       106       365       301
                                                   ------    ------    ------    ------

       Net revenues                                 1,885     1,500     5,148     4,701
                                                   ------    ------    ------    ------

Expenses, excluding interest:

   Employee compensation and benefits               1,034       844     2,846     2,655
   Communications                                      75        77       220       225
   Occupancy and equipment                             66        65       195       195
   Floor brokerage and other production                44        37       128       111
   Other operating and administrative expenses        159       136       465       434
                                                   ------    ------    ------    ------

       Total expenses, excluding interest           1,378     1,159     3,854     3,620
                                                   ------    ------    ------    ------

       Income before provision for income taxes       507       341     1,294     1,081

Provision for income taxes                            206       134       524       422
                                                   ------    ------    ------    ------

Net income                                         $  301    $  207    $  770    $  659
                                                   ======    ======    ======    ======

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                   SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                        (IN MILLIONS, EXCEPT SHARE DATA)

                                                                                   September 30,     December 31,
       ASSETS                                                                           1997             1996
                                                                                   -------------     ------------
                                                                                    (Unaudited)
Cash and cash equivalents                                                             $   268          $   405

Cash and securities segregated for Federal and other regulations
    or deposited with clearing organizations                                            1,642            1,384

Securities purchased under agreements to resell                                        18,787           16,345

Deposits paid for securities borrowed                                                  13,542            8,935

Receivables:
    Customers                                                                           7,908            6,981
    Brokers and dealers                                                                   221              323
    Other                                                                               1,000            1,698

Securities owned, at market value                                                      15,518           12,465

Property, equipment and leasehold improvements, at cost, net of
    accumulated depreciation and amortization of $279 and $242, respectively              487              438

Excess of purchase price over fair value of net assets acquired, net of
    accumulated amortization of $76 and $70, respectively                                 272              278

Other assets                                                                            2,218            1,981
                                                                                      -------          -------
                                                                                      $61,863          $51,233
                                                                                      =======          =======

      LIABILITIES AND STOCKHOLDER'S EQUITY

Commercial paper and other short-term borrowings                                      $ 5,083          $ 3,217

Securities sold under agreements to repurchase                                         20,874           19,637

Deposits received for securities loaned                                                 7,785            4,034

Payables:
    Customers                                                                           4,894            5,588
    Brokers and dealers                                                                 1,326              221
    Other                                                                               3,015            2,500

Securities sold not yet purchased, at market value                                      9,989            8,378

Notes payable                                                                           3,018            2,379

Accounts payable and accrued liabilities                                                2,518            2,295

Subordinated indebtedness                                                                 222              226
                                                                                      -------          -------
                                                                                       58,724           48,475
                                                                                      -------          -------
Stockholder's equity:

    Common stock ($.10 par value, 1,000 shares authorized;
     100 shares issued and outstanding)

    Additional paid-in capital                                                          1,803            1,803

    Retained earnings                                                                   1,333              951

    Cumulative translation adjustment                                                       3                4
                                                                                      -------          -------

                                                                                        3,139            2,758
                                                                                      -------          -------
                                                                                      $61,863          $51,233
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

                   SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                  (IN MILLIONS)

                                                                             Nine months ended
                                                                               September 30,
                                                                            -------------------
                                                                              1997        1996
                                                                            -------     -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                $   770     $   659
  Adjustments to reconcile net income to cash provided by
       (used in) operating activities:
       Depreciation and amortization                                            158         138
       Deferred tax (benefit) provision                                         (33)         14

  (Increase) decrease in operating assets:
      Cash and securities segregated for Federal
          and other regulations or deposited with clearing organizations       (258)       (163)
      Securities purchased under agreements to resell                        (2,442)     (2,043)
      Deposits paid for securities borrowed                                  (4,607)     (1,504)
      Receivable from customers                                                (927)       (517)
      Receivable from brokers and dealers                                       102        (232)
      Securities owned, at market value                                      (3,053)     (1,822)
      Other assets                                                              446         884

  Increase (decrease) in operating liabilities:
      Securities sold under agreements to repurchase                          1,237       1,516
      Deposits received for securities loaned                                 3,751       1,751
      Payable to customers                                                     (694)       (601)
      Payable to brokers and dealers                                          1,105         (23)
      Securities sold not yet purchased, at market value                      1,611       2,249
      Accounts payable and accrued liabilities                                  708          72
                                                                            -------     -------
        Cash provided by (used in) operating activities                      (2,126)        378
                                                                            -------     -------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of property, equipment and leasehold improvements               (128)        (72)
      Other                                                                     (22)        (58)
                                                                            -------     -------
        Cash used in investing activities                                      (150)       (130)
                                                                            -------     -------

                            (continued on next page)

                   SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                  (IN MILLIONS)
                                   (CONTINUED)

                                                            Nine months ended
                                                               September 30,
                                                           -------------------
                                                             1997        1996
                                                           -------     -------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from (Repayments of) commercial paper
        and other short-term borrowings, net               $ 1,866     $  (174)
      Proceeds from notes payable                              816         291
      Repayments of notes payable                             (200)       (150)
      Proceeds from subordinated indebtedness                               26
      Repayments of subordinated indebtedness                   (4)         (5)
      Dividends paid                                          (339)       (584)
                                                           -------     -------
        Cash provided by (used in) financing activities      2,139        (596)
                                                           -------     -------

Net change in cash and cash equivalents                       (137)       (348)

Cash and cash equivalents, beginning of period                 405         612
                                                           -------     -------

Cash and cash equivalents, end of period                   $   268     $   264
                                                           =======     =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:

      Interest                                             $ 1,390     $ 1,075
                                                           =======     =======

      Income taxes                                         $   514     $   457
                                                           =======     =======

Dividends declared but not paid                            $   150     $   100
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

ACCOUNTING PRONOUNCEMENTS

In June 1996, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities ("FAS 125"). FAS 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. These standards are based on an approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. FAS 125 provides standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. This Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and is to be applied prospectively; however, the FASB has issued Statement of Financial Accounting Standards No. 127 which delays until January 1, 1998 the effective date of certain provisions. Earlier or retroactive application is not permitted. The adoption of the provisions of this Statement, effective January 1, 1997, did not have a material impact on the results of operations, financial condition or liquidity of the Company. The Company is currently evaluating the impact of the provisions whose effective date has been delayed until January 1, 1998.

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, and Statement of Financial Accounting Standards No. 131, Disclosure about Segments of an Enterprise and Related Information. The impact of adopting these pronouncements will not be material to the Company.

                   SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  (IN MILLIONS)

2.   PENDING MERGER

On September 24, 1997, Travelers Group Inc. and Salomon Inc (Salomon) announced that they had entered into an agreement and plan of merger pursuant to which a newly formed wholly owned subsidiary of Travelers Group Inc. will merge with and into Salomon. The transaction has been approved by the Boards of Directors of both Travelers Group Inc. and Salomon. Pursuant to the merger agreement, Salomon common stockholders will receive 1.695 shares of Travelers Group Inc. common stock (after giving effect to the three-for-two stock split declared by the Board of Directors of Travelers Group Inc. payable on November 19, 1997) for each share of Salomon common stock that they own, for a total value of approximately $9 billion; each share of preferred stock of Salomon will be exchanged for a share of a substantially identical series of preferred stock of Travelers Group Inc.; and Salomon will become a wholly owned subsidiary of Travelers Group Inc. Following the merger, SBH will be merged into Salomon to form Salomon Smith Barney Holdings Inc. The transaction, which is expected to be completed by year-end 1997, is intended to be a tax-free exchange and accounted for as a pooling of interests and is subject to customary closing conditions, including certain regulatory approvals and the approval of stockholders of Salomon. As a result of the merger, Salomon Smith Barney Holdings Inc. expects to record a restructuring charge of between $400-500 million after-tax, primarily related to severance and costs related to excess or unused office space and other facilities.

3.   SECURITIES, AT MARKET VALUE

Securities consisted of the following:

                                                              September 30,    December 31,
Securities owned                                                  1997             1996
                                                              -------------    ------------
  U.S. Government and agencies obligations                       $ 7,398          $ 6,564
  Corporate debt                                                   3,427            2,841
  Commercial paper and other short-term debt                       1,481              958
  State and municipal obligations                                  1,372              818
  Corporate convertibles, equities and other securities            1,840            1,284
                                                                 -------          -------
                                                                 $15,518          $12,465
                                                                 =======          =======

Securities sold not yet purchased

  U.S. Government and agencies obligations                       $ 8,307          $ 7,388
  Corporate convertibles and equities                                559              379
  Corporate debt and other securities                              1,123              611
                                                                 -------          -------
                                                                 $ 9,989          $ 8,378
                                                                 =======          =======

4.   COMMERCIAL PAPER AND OTHER SHORT-TERM BORROWINGS

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

                   SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  (IN MILLIONS)

4.   COMMERCIAL PAPER AND OTHER SHORT-TERM BORROWINGS (CONTD.)

Commercial paper and other short-term borrowings consisted of the following:

                                        September 30,   December 31,
                                            1997            1996
                                        -------------   ------------
  Commercial paper                         $4,220          $3,028
  Bank loans and other borrowings             863             189
                                           ------          ------
                                           $5,083          $3,217
                                           ======          ======

In addition to the revolving credit agreements referenced in Note 5, the Company has substantial borrowing arrangements consisting of facilities that the Company has been advised are available, but where no contractual lending obligation exists.

5.   NOTES PAYABLE AND SUBORDINATED INDEBTEDNESS

Notes payable consisted of the following:

                                                  September 30,   December 31,
                                                      1997            1996
                                                  -------------   ------------
   6% Notes due 1997                                                 $  200
   5 5/8% Notes due 1998                             $  150             150
   5 1/2% Notes due 1999                                200             200
   6.98% Notes due 1999                                  25
   7 7/8% Notes due 1999                                150             150
   6 5/8% Notes due 2000                                150             150
   7.98% Notes due 2000                                 200             200
   7% Notes due 2000                                    150             150
   5 7/8% Notes due 2001                                250             250
   S&P 500 Equity Linked Notes due 2001                  57              44
   S&P 500 Equity Linked Notes due 2002                  76
   Floating Rate Medium Term Notes due 2002              25
   6 1/2% Notes due 2002                                150             150
   7.50% Notes due 2002                                 150             150
   6 5/8% Notes due 2002                                250
   6 5/8% Notes due 2003                                200             200
   7% Notes due 2004                                    250
   6 7/8% Notes due 2005                                175             175
   7 1/8% Notes due 2006                                200             200
   7 3/8% Notes due 2007                                200
   Other                                                 10              10
                                                     ------          ------
                                                     $3,018          $2,379
                                                     ======          ======

The Company has a $1,250 revolving credit agreement with a bank syndicate that extends through May 2000. The Company also has a $750 364-day revolving credit agreement that extends through May 1998. As of September 30, 1997, there were no borrowings outstanding under either of these agreements.

                   SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  (IN MILLIONS)

5.   NOTES PAYABLE AND SUBORDINATED INDEBTEDNESS (CONTD.)

Subordinated indebtedness consists of deferred compensation of $222 and $226 at September 30, 1997 and December 31, 1996, respectively. These deferred compensation plans have various maturities, primarily ranging from 1997 to 2000, with interest accrued based on the 30-day Treasury Bill rate.

The Company is limited as to the amount of dividends that may be paid to Travelers Group Inc. The amount of dividends varies based upon, among other things, levels of net income of the Company. At September 30, 1997, the Company would have been able to remit approximately $854 to Travelers Group Inc. under its most restrictive covenants.

6.   DERIVATIVE FINANCIAL INSTRUMENTS

Derivative financial instruments traded by the Company include forwards, futures, swaps and options, whose value is based upon an underlying asset, index or reference rate, and generally represent future commitments to exchange currencies or cash flows, or to purchase or sell other financial instruments at specific terms on specified future dates. A derivative contract may be traded on an exchange or over-the-counter ("OTC"). Exchange-traded derivatives are standardized and include futures and interest rate, equity, and currency option contracts. OTC derivative contracts are negotiated between contracting parties and include forwards, swaps, and certain options, including interest rate caps, floors, and swaptions.

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

The Company's derivative contracts are generally short-term, with a weighted average maturity of approximately 1.1 years at September 30, 1997, and 7 1/2 months at December 31, 1996. The gross notional or contractual amounts of these derivative financial instruments set forth below do not represent the amounts subject to market risk, but are an indication of the volume of these transactions. In many cases, these financial instruments limit the Company's exposure to losses from market risk by hedging other on- and off-balance sheet transactions.

                                           Notional/Contract Amount
                                   September 30, 1997    December 31, 1996
                                  -------------------   -------------------
                                  Purchase      Sale    Purchase      Sale
                                  --------    -------   --------    -------
Mortgage-backed contracts (TBA)    $10,590    $11,460    $10,997    $11,490

Forward contracts:
   Foreign currency                $15,132    $15,565    $13,081    $14,174
   Precious metals                     315        316        359        359
   Interest rate and other             690                   150

Futures contracts:
   Foreign currency                $   617    $   511    $ 1,469    $   520
   Financial                         1,838      1,752        467      3,110
   Commodities                           2                     3         11

                   SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  (IN MILLIONS)

6.   DERIVATIVE FINANCIAL INSTRUMENTS (CONTD.)

                                     September 30, 1997    December 31, 1996
                                    -------------------   -------------------
                                    Purchase      Sale    Purchase      Sale
                                    --------    -------   --------    -------
Options:
   OTC foreign currency              $15,563    $15,507    $ 5,849    $ 5,511
   Exchange-traded, interest rate      4,912        850      1,230      1,058
   Exchange-traded, other                100        241         65         70
   Interest rate caps,
     floors, and swaptions             5,844     10,038      2,035      2,571
   OTC debt and equity                 1,363      1,286        756        682

                                  Open Contracts            Open Contracts
                                  --------------            --------------
Interest rate swaps                   $12,890                    $5,393

At September 30, 1997 and December 31, 1996, approximately $8,095 and $9,005, respectively, of TBA purchase and sale contracts represented offsetting purchases and sales of the same security, and substantially all of the total contract values were for settlement within 60 days.

In its role as a market intermediary, the Company acts as a principal in foreign currency forward and options contracts. These transactions expose the firm to foreign exchange rate risk, which is generally hedged by entering into foreign currency forward, futures, and options contracts with inverse market risk profiles. Written OTC foreign currency options consist of $8,846 and $6,661 of put and call contracts, respectively, at September 30, 1997 and $2,373 and $3,138 of put and call contracts, respectively, at December 31, 1996. The Company's foreign currency forward, futures and options contracts are generally short-term, with a weighted average maturity of approximately 80 days at September 30, 1997 and December 31, 1996.

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

7.   COMMITMENTS AND CONTINGENCIES

At September 30, 1997 and December 31, 1996, respectively, the Company borrowed securities having a market value of $2,123 and $2,085, against which it pledged securities having a market value of $2,175 and $2,132.

The Company has entered into purchase agreements with various municipal issuers, whereby the Company has purchased securities for forward delivery. These securities have been sold to the public for the same forward delivery dates. The total value of these commitments at September 30, 1997 and December 31, 1996 was $309 and $438, respectively.

At September 30, 1997 and December 31, 1996, the Company had outstanding forward repurchase agreements totaling $650 and $725, respectively, and forward reverse repurchase agreements totaling $992 and $500, respectively. These commitments represent forward financing transactions with agreed upon interest rates, principal amounts and delivery dates.

                   SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  (IN MILLIONS)

7.   COMMITMENTS AND CONTINGENCIES (CONTD.)

In the opinion of management, commitments outstanding will settle without a material adverse effect on the financial position, liquidity, or results of operations of the Company.

The Company has been named as a defendant in legal actions relating to its operations, some of which seek damages of material or indeterminate amounts. In addition, from time to time the Company is a party to examinations and inquiries by various regulatory and self-regulatory bodies. In the opinion of management, based on consultation with legal counsel, these matters would not be likely to have a material adverse effect on the results of operations, financial position, or liquidity of the Company.

8.   CONCENTRATIONS OF CREDIT RISK

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

Substantially all of the collateral held by the Company for reverse repurchase agreements and bonds borrowed (included in securities borrowed), which together represented 36% of total assets at September 30, 1997, consisted of securities issued by the U.S. Government or federal agencies. The Company's most significant counterparty concentrations are other brokers and dealers, commercial banks and institutional clients and other financial institutions. This concentration arises in the normal course of the Company's business.

9.   NET CAPITAL REQUIREMENTS

Smith Barney, as a broker-dealer, is subject to the Uniform Net Capital Rule of the Securities and Exchange Commission (Rule 15c3-1). Under the alternative method permitted by this rule, net capital, as defined, shall not be less than 2% of aggregate debit items arising from customer transactions, as defined. At September 26, 1997, Smith Barney's net capital, as defined, of $1,316 was 14% of aggregate debit items and exceeded the minimum requirement by $1,123.

The Robinson-Humphrey Company LLC ("RH Co."), a broker-dealer and a wholly owned subsidiary of Smith Barney, is also subject to Rule 15c3-1. Under the basic method permitted by this rule, RH Co., as a block positioner pursuant to Rule
97.30 of the New York Stock Exchange, Inc., is required to maintain net capital of $1. At September 26, 1997, RH Co.'s net capital, as defined, of $74 exceeded the minimum requirement by $73.

Smith Barney Europe, Ltd. ("Smith Barney Europe"), a United Kingdom registered broker-dealer and a wholly owned subsidiary of SBH, is subject to capital requirements of the Securities and Futures Authority ("SFA"). Financial resources must exceed the financial resources requirement as defined by the SFA. At September 26, 1997, Smith Barney Europe's financial resources of $117 exceeded the minimum requirement by $69.

                   SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

PENDING MERGER

On September 24, 1997, Travelers Group Inc. and Salomon Inc (Salomon) announced that they had entered into an agreement and plan of merger pursuant to which a newly formed wholly owned subsidiary of Travelers Group Inc. will merge with and into Salomon. The transaction has been approved by the Boards of Directors of both Travelers Group Inc. and Salomon. Pursuant to the merger agreement, Salomon common stockholders will receive 1.695 shares of Travelers Group Inc. common stock (after giving effect to the three-for-two stock split declared by the Board of Directors of Travelers Group Inc. payable on November 19, 1997) for each share of Salomon common stock that they own, for a total value of approximately $9 billion; each share of preferred stock of Salomon will be exchanged for a share of a substantially identical series of preferred stock of Travelers Group Inc.; and Salomon will become a wholly owned subsidiary of Travelers Group Inc. Following the merger, SBH will be merged into Salomon to form Salomon Smith Barney Holdings Inc. The transaction, which is expected to be completed by year-end 1997, is intended to be a tax-free exchange and accounted for as a pooling of interests and is subject to customary closing conditions, including certain regulatory approvals and the approval of stockholders of Salomon. As a result of the merger, Salomon Smith Barney Holdings Inc. expects to record a restructuring charge of between $400-500 million after-tax, primarily related to severance and costs related to excess or unused office space and other facilities.

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

The Company reported record earnings of $301 million for the three months ended September 30, 1997 (the "1997 Quarter"), up 45% from the $207 million reported for the three months ended September 30, 1996 (the "1996 Quarter"). Return on equity was 39.3% in the 1997 Quarter, compared to 32.2% in the 1996 Quarter. Pre-tax profit margin increased to 26.9% in the 1997 Quarter from 22.7% in the 1996 Quarter. Revenues, net of interest expense, increased to a record $1,885 million in the 1997 Quarter from $1,500 million in the 1996 Quarter. Annualized retail gross production per Financial Consultant rose 28% to a record $428,000 in the 1997 Quarter, compared with $334,000 in the 1996 Quarter.

The Company reported net income of $770 million for the nine months ended September 30, 1997 (the "1997 Period"), an increase of 17% from the $659 million reported for the nine months ended September 30, 1996 (the "1996 Period"). Return on equity was 34.9% in the 1997 and 1996 Periods. Pre-tax profit margin increased to 25.1% in the 1997 Period compared to 23.0% in the 1996 Period. Revenues, net of interest expense, increased 10% to $5,148 million in the 1997 Period compared to $4,701 million in the 1996 Period. Annualized retail gross production per Financial Consultant increased 11% to $393,000 in the 1997 Period, from $355,000 in the 1996 Period.

Commission revenues were a record $677 million in the 1997 Quarter, compared to $498 million in the 1996 Quarter, reflecting strong increases in listed and over-the-counter securities, as well as mutual funds commissions. Commission revenues were $1,860 million in the 1997 Period compared to $1,680 in the 1996 Period.

                   SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Commission revenues were composed of the following:

                                      Three                Nine
                                  Months Ended        Months Ended
                                  September 30,       September 30,
                                ----------------    ----------------
(in millions)                    1997      1996      1997      1996
                                ------    ------    ------    ------
Listed & over-the-counter       $  477    $  340    $1,307    $1,158
Mutual funds                       111        86       304       292
Other                               89        72       249       230
                                ------    ------    ------    ------

   Total commission revenues    $  677    $  498    $1,860    $1,680
                                ======    ======    ======    ======

Principal transactions revenues were $252 million in the 1997 Quarter, a 4% improvement over the $243 million reported in the 1996 Quarter, with an increase in taxable fixed income trading partially offset by a decline in municipal trading. Principal transactions revenues decreased 3% to $766 million in the 1997 Period compared to $786 million in the 1996 Period. This decrease is a result of a decline in equity and municipal trading, offset to an extent by an increase in taxable fixed income trading. Principal transactions revenues were composed of the following:

                                                Three           Nine
                                            Months Ended    Months Ended
                                            September 30,   September 30,
                                            ------------    ------------
(in millions)                               1997    1996    1997    1996
                                            ----    ----    ----    ----
Equities                                    $105    $110    $333    $377
Taxable fixed income                          85      66     234     222
Municipals                                    40      52     136     147
Foreign exchange, derivative and
 other financial instruments                  22      15      63      40
                                            ----    ----    ----    ----

   Total principal transactions revenues    $252    $243    $766    $786
                                            ====    ====    ====    ====

Investment banking revenues were a record $364 million in the 1997 Quarter, up 26% from $288 million in the 1996 Quarter, primarily reflecting revenue increases in unit trust, high grade debt, and public finance underwriting. Investment banking revenues increased slightly to $882 million in the 1997 Period compared to $864 million in the 1996 Period as a result of the aforementioned increases in the 1997 Quarter, offset to an extent by declines in equity underwriting and fee income from merger and acquisition activity.

Asset management and administration fees rose to a record $433 million in the 1997 Quarter, an increase of 26% from the $343 million reported in the 1996 Quarter. This increase reflects broad growth in all recurring fee-based products, led by a 40% increase in managed accounts, a 31% increase in Consulting Group revenues and a 15% increase in money market and mutual fund revenues. At September 30, 1997, internally managed assets reached a record $129.7 billion, and total fee-based assets under management were $188.1 billion compared to $105.4 billion and $146.7 billion, respectively, at September 30, 1996. Asset management fees increased 21% to $1,195 million in the 1997 Period compared to $991 million in the 1996 Period.

                   SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Asset management and administration fees were composed of the following:

                                                          Three               Nine
                                                      Months Ended        Months Ended
                                                      September 30,       September 30,
                                                    ----------------    ----------------
(in millions)                                        1997      1996      1997      1996
                                                    ------    ------    ------    ------
Money market and mutual funds                       $  165    $  143    $  474    $  425
Managed accounts                                       114        81       303       230
Consulting Group externally managed assets             154       119       418       336
                                                    ------    ------    ------    ------

  Total asset management and administration fees    $  433    $  343    $1,195    $  991
                                                    ======    ======    ======    ======

Total assets under fee-based management were composed of the following:

                                              As of September 30,
                                              ------------------
(in billions)                                   1997       1996
                                              -------    -------
Money market funds                            $  44.9    $  38.5
Mutual funds                                     39.8       33.8
Managed accounts                                 33.9       25.9
Financial Consultant managed accounts            11.1        7.2
                                              -------    -------

  Total internally managed assets               129.7      105.4

Consulting Group externally managed assets       58.4       41.3
                                              -------    -------

  Total fee-based assets under management     $ 188.1    $ 146.7
                                              =======    =======

Net interest and dividends increased 24% to a record $131 million in the 1997 Quarter from $106 million in the 1996 Quarter, primarily due to increased margin lending to clients and higher levels of securities lending activity. Net interest and dividends increased 21% to $365 million in the 1997 Period compared to $301 million in the 1996 Period.

Total expenses, excluding interest, increased 19% to $1,378 million in the 1997 Quarter from $1,159 million in the 1996 Quarter, primarily the result of higher production related compensation expense. Employee compensation and benefits expense, as a percentage of net revenues, in the 1997 Quarter declined to 54.9% from 56.3% in the 1996 Quarter and non-compensation expenses, as a percentage of net revenues was 18.2% in the 1997 Quarter compared to 21.0% in the 1996 Quarter. The Company continues to maintain its focus on controlling fixed expenses.

Total expenses, excluding interest, were $3,854 million in the 1997 Period compared to $3,620 million in the 1996 Period. Employee compensation and benefits expense as a percentage of net revenues in the 1997 Period declined to 55.3% compared to 56.5% in the 1996 Period and non-compensation expenses, as a percentage of net revenues decreased to 19.6% in the 1997 compared to 20.5% in the 1996 Period.

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

The Company funds its operations through the use of its equity, medium and long-term borrowings, commercial paper, collateralized and uncollateralized borrowings (through both committed and uncommitted facilities), internally generated funds, repurchase transactions and securities lending arrangements. The maturities of borrowings generally correspond to the anticipated holding periods of the assets being financed. At September 30, 1997, there was $2 billion in committed uncollateralized revolving lines of credit available, none of which was utilized. In addition, the Company has substantial borrowing arrangements consisting of facilities that the Company has been advised are available, but where no contractual lending obligation exists. These arrangements are reviewed on an ongoing basis to ensure flexibility in meeting the Company's short-term requirements.

As of September 30, 1997, total long-term public debt was $2,983 million, compared to total long-term public debt of $2,369 million at December 31, 1996. On October 3, 1997, the Company issued $62 million aggregate principal amount of S&P 500 Equity Linked Notes due 2003. On October 8, 1997, the Company issued $200 million aggregate principal amount of 6 3/8% Notes due 2004. As of November 7, 1997, the Company had $463 million available for issuance under a shelf registration statement filed with the Securities and Exchange Commission.

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

The Company monitors liquidity by tracking asset levels, collateral and funding availability to maintain flexibility to meet its financial commitments. As a policy, the Company attempts to maintain sufficient capital and funding sources in order to have the capacity to finance itself on a fully collateralized basis at all times, including periods of financial stress. In addition, the Company monitors its leverage and capital ratios on a daily basis. The Company's leverage ratio (total assets to equity) at September 30, 1997 and December 31, 1996 was 19.7x and 18.6x, respectively.

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

ASSETS AND LIABILITIES

Asset and liability levels are primarily determined by order flow and can fluctuate depending upon economic and market conditions, customer demand, and transactional volume. The Company's total assets increased to $61.9 billion at September 30, 1997 from $51.2 billion at December 31, 1996. Securities owned at market value increased due to trading activities, primarily in U.S. Government and agency obligations. The increase in securities sold not yet purchased, at market value relates to the hedging of market risk and increased financing requirements associated with this increased trading activity. Deposits paid for securities borrowed and deposits received for securities loaned were impacted by higher levels of "conduit" transactions.

The Company engages in "matched book" transactions in government and mortgage-backed securities as well as "conduit" transactions in corporate equity and debt securities. These transactions are similar in nature. A "matched book" transaction involves a security purchased under an agreement to resell (i.e., reverse repurchase transaction) and simultaneously sold under an agreement to repurchase (i.e., repurchase transaction). A "conduit" transaction involves the borrowing of a security from a counterparty and the simultaneous lending of the security to another counterparty. These transactions are reported gross in the Condensed Consolidated Statement of Financial Position and typically yield interest spreads ranging from 10 to 30 basis points. The interest spread results from the net of interest received on the reverse repurchase or security borrowed transaction and the interest paid on the corresponding repurchase or security loaned transaction. Interest rates charged or credited

                   SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

in these activities are usually based on current Federal Funds rates but can fluctuate based on security availability and other market conditions. The size of balance sheet positions resulting from these activities can vary significantly, depending primarily on levels of activity in the marketplace, but would not materially impact net income.

                           PART II. OTHER INFORMATION


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

               On September 25, 1997, the Company filed a Current Report on Form 8-K, dated September 24, 1997 (which was amended by a Form 8-K/A-1 filed October 28, 1997), reporting under Item 5 thereof the entering into of a definitive agreement by Travelers Group Inc. and Salomon Inc for a subsidiary of Travelers Group Inc. to merge with and into Salomon Inc, and filing under Item 7 thereof certain pro forma and other financial information.

               On September 30, 1997, the Company filed a Current Report on Form 8-K, dated September 30, 1997, filing certain exhibits under Item 7 thereof relating to the offer and sale of the Company's Smith Barney S&P 500 Equity Linked Notes due October 3, 2003.

               No other reports on Form 8-K have been filed by the Company during the quarter ended September 30, 1997; however, on October 7, 1997, the Company filed a Current Report on Form 8-K, dated October 3, 1997, filing certain exhibits under Item 7 thereof relating to the offer and sale of the Company's 6 3/8% Notes due October 1, 2004, and on October 14, 1997, the Company filed a Current Report on Form 8-K, dated October 13, 1997, reporting under Item 5 thereof the results of its operations for the three months and nine months ended September 30, 1997, and certain additional financial information.

                                  EXHIBIT INDEX

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



                           SMITH BARNEY HOLDINGS INC.
                           (Registrant)




Date: November 12, 1997    By: /s/ Charles W. Scharf
                               ----------------------------------------------------
                               Charles W. Scharf
                               Executive Vice President and Chief Financial Officer





                           By: /s/ Michael J. Day
                               ----------------------------------------------------
                               Michael J. Day
                               Executive Vice President and Controller

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